Form 10-K/A
period 2020-12-31
E.Merge Technology Acquisition Corp.
filed 2021-07-02
CIK 1814728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of July 2, 2021, there were 61,200,000 shares of Class A common stock, par value $0.0001 per share, and 15,000,000 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

EXPLANATORY NOTE

E.Merge Technology Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to the Annual Report on Form 10-K/A, or this Amendment, to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission (the SEC”) on March 31, 2021, or the “Original Filing”. We are also restating our financial statements as of August 4, 2020 and as of and for the period ended September 30, 2020, in the accompanying financial statements included in this Annual Report, including describing the restatement and its impact on previously reported amounts (collectively, the “Original Financial Statements”).

Restatement Background

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Since their issuance on August 4, 2020 at the time of the Company’s initial public offering, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should have been presented as liabilities with subsequent fair value remeasurement.

Therefore, the Company, in consultation with the audit committee of the Company’s board of directors (the “Audit Committee”), concluded that its previously issued audited financial statements for the period ended December 31, 2020 included in the Original Report and the Original Financial Statements should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase common stock (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the Warrants issued on August 4, 2020, in light of the SEC Staff Statement. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with any subsequent changes in fair value reported in our statement of operations each reporting period.

The change in accounting for the Warrants did not have any impact on our liquidity, revenues or costs of operating our business and the other non-cash adjustments to the previously reported Original Financial Statements or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this Amendment. The change in accounting for the Warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in trust account, operating expenses or total cash flows from operations.

Internal Control and Disclosure Controls Considerations

In connection with this restatement, the Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. See Item 9A, Controls and Procedures.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

●	Part I – Item 1A. Risk Factors.

●	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Part II – Item 8. Financial Statements and Supplementary Data.

●	Part II – Item 9A. Controls and Procedures.

●	Part IV – Item 15. Exhibits, Financial Statement Schedules.

●	In addition, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 and 32.2) to this Amendment.

This Amendment does not reflect adjustments for events occurring after March 31, 2021, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

The forward-looking statements contained in this Amendment are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Amendment, or the context otherwise requires, references to:

●	“Amendment” are to Amendment No. 1 to Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2020;

●	“amended and restated certificate of incorporation” are to our Second Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on July 30, 2020;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on August 4, 2020;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“Original Filing” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2020;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement shares” are to the shares of our common stock included within the private placement units purchased by our sponsor in the private placement;

●	“private placement units” are to the units purchased by our sponsor in the private placement, each private placement unit consisting of one private placement share and one-third of one placement warrant;

●	“private placement warrants” are to the warrants included within the private placement units purchased by our sponsor in the private placement;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and members of our management team to the extent our initial stockholders and/or members of our management team purchase public shares; provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public units” are to the units sold in our initial public offering, which consist of one public share and one-third of one public warrant;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market), to the private placement warrants if held by third parties other than our sponsor (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers of our private placement warrants or executive officers or directors (or permitted transferees);

●	“Registration Statement” are to the Form S-1 filed with the SEC on July 13, 2020, as amended;

●	“Report” are to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to E.Merge Technology Sponsor LLC, a Delaware limited liability company;

●	“trust account” are to the trust account in the United States, with Continental acting as trustee into which an amount of $600,000,000 ($10.00 per unit) from the net proceeds of the sale of the units and private placement units in the initial public offering was placed following the closing of the initial public offering;

●	“units” are to the public units and the private placement units;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the placement warrants and any warrants issued upon conversion of working capital loans to the extent they are no longer held by the initial holders or their permitted transferees;

●	“we,” “us,” “Company” or “our Company” are to E.Merge Technology Acquisition Corp.;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm.

v

PART I

Item 1.	Business.

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that only meets some but not all of the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Amendment, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

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

As a smaller reporting company, we are not required to include risk factors in this Amendment. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

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

Risks Relating to Restatement of Our Previously Issued Financial Statements

Our warrants are accounted for as liabilities and changes in the value of our warrants could have a material effect on our financial results.

On April 12, 2021, the SEC Staff issued the SEC Staff Statement, wherein the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our warrants, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined the warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations.

As a result of the recurring fair value measurement, our financial statements may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Following the issuance of the SEC Staff Statement on April 12, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restated previously issued and audited financial statements as of and for the period from May 22, 2020 (inception) to the year ended December 31, 2020.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, offering costs associated with derivative warrant liabilities, ordinary shares subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Periods.

As described in Item 9A. “Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A ordinary shares is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies of issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Item 9A. “Controls and Procedures”.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g)	Use of Proceeds from the Initial Public Offering

In August 2020, we consummated our initial public offering of 60,000,000 units, including 7,800,000 units issued pursuant to the partial exercise of the underwriters’ over-allotment option. Each unit consists of one public share and one-third of one public warrant, with each whole public warrant entitling the holder thereof to purchase one public share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $600,000,000.

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Amendment including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Amendment, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Amendment. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as of December 31, 2020 and for the period from May 22, 2020 (inception) through December 31, 2020. We are restating our historical financial results for such period to reclassify our Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the Warrants. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note to this Amendment and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

For the period from May 22, 2020 (inception) through December 31, 2020, we had a net loss of $8,519,343, which consists of operating costs of $587,861, a change in fair value of warrant liability of $6,744,000, transaction costs allocable to warrants of $1,299,560, and a provision for income taxes of $7,231, offset by interest income on investments held in the Trust Accounts of $119,309.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the Warrants issued in connection with our Initial Public Offering and private placement as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

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

For the period from May 22, 2020 (inception) through December 31, 2020, cash used in operating activities was $595,604. Net loss of $8,519,343 was impacted by interest earned on marketable securities held in the Trust Accounts of $119,309, change in fair value of warrant liability of $6,744,000, transaction costs allocable to warrants of $1,299,560, and changes in operating assets and liabilities, which used $512 of cash from operating activities.

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

Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of Placement Warrants was determined using a Black-Scholes option pricing model. The Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

This information appears following Item 15 of this Amendment and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Warrants as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as December 31, 2020.

Management’s Report on Internal Controls over Financial Reporting

This Amendment does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On July 2, 2021, we revised our prior position on accounting for Warrants and concluded that our previously issued financial statements as of and for the period from May 22, 2020 (inception) through December 31, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.) In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of the Original Filing, our directors and officers are as follows:

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

Compensation Discussion and Analysis

None of our officers has received any cash compensation for services rendered to us. Other than the payment to an affiliate of our sponsor of $15,000 per month described elsewhere in this Amendment, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers, directors or advisors or any affiliate of our sponsor, officers, directors or advisors, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, advisors or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

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

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment. The compensation committee has reviewed and discussed this Compensation Discussion and Analysis with management and, based upon its review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Amendment.

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

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Amendment.

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

PART IV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Amendment:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this Amendment.

(3)	Exhibits

We hereby file as part of this Amendment the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary

Not applicable.

E.MERGE TECHNOLOGY ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

E.Merge Technology Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of E.Merge Technology Acquisition Corp. (the “Company”), as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from May 22, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from May 22, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York

July 2, 2021

E.MERGE TECHNOLOGY ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020

(AS RESTATED)

ASSETS
Current assets
Cash	$949,852
Prepaid expenses	243,120
Total Current Assets	1,192,972

Cash and investments held in Trust Account	600,119,309
Total Assets	$601,312,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$150,500
Franchise tax payable	84,877
Income taxes payable	7,231
Total Current Liabilities	242,608

Warrant liability	30,820,000
Deferred underwriting fee payable	22,560,000
Total Liabilities	53,622,608

Commitments and contingencies

Class A common stock subject to possible redemption, 54,268,967 shares at $10.00 per share redemption value	542,689,670

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 6,931,033 shares issued and outstanding (excluding 54,268,967 shares subject to possible redemption)	693
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 15,000,000 shares issued and outstanding	1,500
Additional paid-in capital	13,517,153
Accumulated deficit	(8,519,343)
Total Stockholders’ Equity	5,000,003
Total Liabilities and Stockholders’ Equity	$601,312,281

The accompanying notes are an integral part of the financial statements.

E.MERGE TECHNOLOGY ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MAY 22, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

Formation and general and administrative expenses	$502,984
Franchise tax	84,877
Loss from operations	(587,861)

Other income (expense):
Interest earned on investments held in Trust Account	119,309
Change in fair value of warrant liability	(6,744,000)
Transaction costs allocable to warrants	(1,299,560)
Other expense, net	(7,924,251)

Loss before provision for income taxes	(8,512,112)
Provision for income taxes	(7,231)
Net loss	$(8,519,343)

Weighted average shares outstanding of Class A redeemable common stock	58,388,000
Basic and diluted income per share, Class A redeemable common stock	$0.00

Weighted average shares outstanding of Class A and B non-redeemable common stock	15,179,830
Basic and diluted net loss per share, Class A and B non-redeemable common stock	$(0.56)

The accompanying notes are an integral part of the financial statements.

E.MERGE TECHNOLOGY ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MAY 22, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – May 22, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsors	—	—	15,007,500	1,501	23,499	—	25,000

Sale of 60,000,000 Units, net of underwriting discounts, offering expenses and warrant liability	60,000,000	6,000	—	—	544,654,016	—	544,660,016

Sale of 1,200,000 Placement Units, net of warrant liability	1,200,000	120	—	—	11,523,880	—	11,524,000

Forfeiture of Founder Shares	—	—	(7,500)	(1)	1	—	—

Common stock subject to possible redemption	(54,268,967)	(5,427)	—	—	(542,684,243)	—	(542,689,670)

Net loss	—	—	—	—	—	(8,519,343)	(8,519,343)

Balance – December 31, 2020	6,931,033	$693	15,000,000	$1,500	$13,517,153	$(8,519,343)	$5,000,003

The accompanying notes are an integral part of the financial statements.

E.MERGE TECHNOLOGY ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 22, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

Cash Flows from Operating Activities:
Net loss	$(8,519,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(119,309)
Change in fair value of warrant liability	6,744,000
Transaction costs allocable to warrants	1,299,560
Changes in operating assets and liabilities:
Prepaid expenses	(243,120)
Accounts payable and accrued expenses	235,377
Income taxes payable	7,231
Net cash used in operating activities	(595,604)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(600,000,000)
Net cash used in investing activities	(600,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	590,160,000
Proceeds from sale of Private Placement Units	12,000,000
Proceeds from promissory note – related party	270,000
Repayment of promissory note – related party	(270,000)
Payment of offering costs	(614,544)
Net cash provided by financing activities	601,545,456

Net Change in Cash	949,852
Cash – Beginning of period	—
Cash – End of period	$949,852

Non-Cash financing activities:
Initial classification of Class A common stock subject to possible redemption	$549,900,330
Change in value of Class A common stock subject to possible redemption	$(7,210,660)
Offering costs paid directly by Sponsor in consideration for the issuance of Class B common stock	$25,000
Deferred underwriting fee payable	$22,560,000

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

The registration statement for the Company’s Initial Public Offering was declared effective on July 30, 2020. On August 4, 2020, the Company consummated the Initial Public Offering of 52,200,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $522,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 1,200,000 units (each, a “Placement Unit” and collectively, the “Placement Units”) at a price of $10.00 per Placement Unit in a private placement to E.Merge Technology Sponsor LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $12,000,000, which is described in Note 5.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 5) and Private Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In Addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the staff of the Division of Corporation Finance of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement.

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under ASC 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. In addition, the Company allocated offering costs to the Warrants and, thus, expensed those costs as of August 4, 2020.

E.MERGE TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported cash or investments held in the trust account.

The table below summarizes the effects of the restatement on the financial statements for all periods being restated:

	As Previously Reported	Adjustments	As Restated
Balance sheet as of August 4, 2020
Warrant Liability	$—	$21,008,000	$21,008,000
Class A Common Stock Subject to Possible Redemption	500,266,330	(21,008,000)	479,258,330
Class A Common Stock	337	210	547
Additional Paid-in Capital	5,007,288	1,130,610	6,137,898
Accumulated Deficit	(9,125)	(1,130,820)	(1,139,945)
Balance sheet as of September 30, 2020 (unaudited)
Warrant Liability	$—	$19,180,000	$19,180,000
Class A Common Stock Subject to Possible Redemption	573,671,500	(19,180,000)	554,491,500
Class A Common Stock	383	192	575
Additional Paid-in Capital	5,312,073	(3,596,632)	1,715,441
(Accumulated Deficit) Retained Earnings	(313,954)	3,596,440	3,282,486
Balance sheet as of December 31, 2020
Warrant Liability	$—	$30,820,000	$30,820,000
Class A Common Stock Subject to Possible Redemption	573,509,670	(30,820,000)	542,689,670
Class A Common Stock	385	308	693
Additional Paid-in Capital	5,473,901	8,043,252	13,517,153
Accumulated Deficit	(475,783)	(8,043,560)	(8,519,343)
Statement of Operations for the Three Months Ended September 30, 2020 (unaudited)
Change in fair value of warrant liability	$—	$4,896,000	$4,896,000
Transaction costs allocable to warrants	—	(1,299,560)	(1,299,560)
Net (loss) income	(312,954)	3,596,440	3,283,486
Basic and diluted net loss per share, Common Stock	(0.02)	0.23	0.21
Statement of Operations for the Period from May 22, 2020 (inception) to September 30, 2020 (unaudited)
Change in fair value of warrant liability	$—	$4,896,000	$4,896,000
Transaction costs allocable to warrants	—	(1,299,560)	(1,299,560)
Net (loss) income	(313,954)	3,596,440	3,282,486
Basic and diluted net loss per share, Common Stock	(0.02)	0.23	0.21
Statement of Operations for the Period from May 22, 2020 (inception) to December 31, 2020
Change in fair value of warrant liability	$—	$(6,744,000)	$(6,744,000)
Transaction costs allocable to warrants	—	(1,299,560)	(1,299,560)
Net loss	(475,783)	(8,043,560)	(8,519,343)
Basic and diluted net loss per share, Common Stock	(0.03)	(0.53)	(0.56)
Cash Flow Statement for the Period from March 20, 2020 (inception) to September 30, 2020 (unaudited)
Net loss	$(313,954)	$3,596,440	$3,282,486
Change in fair value of warrant liability	—	(4,896,000)	(4,896,000)
Transaction costs allocable to warrants	—	1,299,560	1,299,560
Initial classification of Class A Common Stock subject to possible redemption	573,976,330	(24,076,000)	549,900,330
Change in value of Class A Common Stock subject to possible redemption	(304,830)	4,896,000	4,591,170
Cash Flow Statement for the Period from March 20, 2020 (inception) to December 31, 2020
Net loss	$(475,783)	$(8,053,560)	$(8,519,343)
Change in fair value of warrant liability	—	6,744,000	6,744,000
Transaction costs allocable to warrants	—	1,299,560	1,299,560
Initial classification of Class A Common Stock subject to possible redemption	573,976,330	(24,076,000)	549,900,330
Change in value of Class A Common Stock subject to possible redemption	(466,660)	(6,744,000)	(7,210,660)

E.MERGE TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, the 54,268,967 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounted to $33,039,544, of which $31,739,984 were charged to stockholders’ equity upon the completion of the Initial Public Offering and $1,299,560 were expensed to the statement of operations.

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of Private Warrants was determined using a Black-Scholes option pricing model. The Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 20,400,000 shares of Class A common stock in the calculation of diluted income (loss) per share, since the inclusion of such warrants would be anti-dilutive.

The Company’s statements of operations includes a presentation of income (loss) per common share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net income (loss) per common share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period. Class A and Class B non-redeemable common stock includes the Founder Shares and Private Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Period From May 22, 2020 (inception) Through December 31, 2020
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$119,309
Income and Franchise Tax	(92,108)
Net Earnings	$27,201
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	58,388,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00

Non-Redeemable Class A and B Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss Non-Redeemable Class A and Class B Common Stock	$(8,519,343)
Redeemable Net Earnings	(27,201)
Non-Redeemable Net Loss	$(8,546,544)
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Non-Redeemable Class A and B Common Stock, Basic and Diluted	15,179,830
Loss/Basic and Diluted Non-Redeemable Class A and B Common Stock	$(0.56)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature, except for the Warrants (see Note 11).

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 60,000,000 Units, inclusive of 7,800,000 Units sold to the underwriters on September 4, 2020 upon the underwriters’ election to partially exercise their option to purchase additional Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9).

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 6,931,033 shares of Class A common stock issued or outstanding, excluding 54,268,967 shares of Class A common stock subject to possible redemption.

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

NOTE 9. WARRANTS

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

NOTE 10. INCOME TAXES

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

December 31, 2020
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in fair value of warrant liability	(16.6)%
Transaction costs allocable to warrants	(3.2)%
Change in valuation allowance	(1.2)%
Income tax provision	(0.0)%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 11. FAIR VALUE MEASUREMENTS

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

The following table presents information about the gross holding gains and fair value of held-to-maturity securities at December 31, 2020 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2020	U.S. Treasury Securities (Mature on 2/4/2021)	1	$300,107,026	$10,967	$300,117,993

E.MERGE TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

The following table presents information about the Company's assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	Fair Value
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$300,011,884
Liabilities:
Warrant Liability – Public Warrants	1	30,200,000
Warrant Liability – Placement Warrants	3	620,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within loss on warrant liabilities in the statement of operations.

The Placement Warrants were valued using a Black Scholes Model, which is considered to be a Level 3 fair value measurement. The Public Warrants were valued using a Monte Carlo simulation implementing the Black Scholes Option Pricing Model that is modified to capture the redemption features of the Public Warrants. The primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility was initially derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units was classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date.

The following table presents the quantitative information regarding Level 3 fair value measurements:

	At August 4, 2020 (Initial Measurement)	As of December 31, 2020
Unit price	$10.01	$10.66
Term (in years)	5.5	5.5
Volatility	20.0%	20.3%
Risk-free rate	0.23%	0.43%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of May 22, 2020 (inception)	$—	$—	$—
Initial measurement on August 4, 2020 (including over-allotment option)	476,000	23,600,000	24,076,000
Transfers to Level 1	—	(18,800,000)	(18,800,000)
Change in fair value	144,000	(4,800,000)	(4,656,000)
Fair value as of December 31, 2020	$620,000	$—	$620,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2020 was $18,800,000.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated July 30, 2020, by and among the Company and Cantor Fitzgerald & Co. and Mizuho Securities USA LLC, as representatives of the several underwriters. (5)
3.1	Second Amended and Restated Certificate of Incorporation. (6)
3.2	By Laws. (1)
4.1	Specimen Unit Certificate. (3)
4.2	Specimen Class A Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated July 30, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (5)
4.5	Description of Registered Securities.(7)
10.1	Letter Agreement, dated July 30, 2020, by and among the Company, its officers and directors and the Sponsor. (5)
10.2	Promissory Note, dated June 8, 2020, issued to E.Merge Technology Sponsor LLC. (1)
10.3	Investment Management Trust Agreement, dated July 30, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (5)
10.4	Registration Rights Agreement, dated July 30, 2020, by and among the Company, the Sponsor and Cantor Fitzgerald & Co. (5)
10.5	Administrative Services Agreement, dated July 30, 2020, between the Company and First In Line Enterprises, Inc. (5)
10.6	Unit Subscription Agreement, dated July 30, 2020, by and between the Company and the Sponsor. (5)
10.7	Form of Indemnity Agreement. (2)
10.8	Securities Subscription Agreement, dated June 8, 2020, between the Registrant and E.Merge Technology Sponsor LLC. (1)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on July 13, 2020.
(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on July 22, 2020.
(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on July 24, 2020.
(4)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on July 29, 2020.
(5)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on August 5, 2020.
(6)	Incorporated by reference to the Company’s Form 8-K/A, filed with the SEC on August 7, 2020.

(7)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on March 31, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

July 2, 2021	E.Merge Technology Acquisition Corp.

	By:	/s/ Jeff Clarke
	Name:	Jeff Clarke
	Title:	Co-Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jeff Clarke	Co-Chief Executive Officer, Chief Financial Officer and Director	July 2, 2021
Jeff Clarke	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Guy Gecht	Co-Chief Executive Officer	July 2, 2021
Guy Gecht	(Principal Executive Officer)

/s/ S. Steven Singh	Director	July 2, 2021
S. Steven Singh

/s/ Shuo Zhang	Director	July 2, 2021
Shuo Zhang

/s/ David ibnAle	Director	July 2, 2021
David ibnAle

/s/ Curtis Feeny	Director	July 2, 2021
Curtis Feeny