Form 10-Q
period 2021-06-30
E.Merge Technology Acquisition Corp.
filed 2021-08-13
CIK 1814728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
of the Exchange Act):    Yes  ☒    No  ☐
As of August
1
3
, 2021, there were 61,200,000 shares of Class A common stock and 15,000,000 shares of Class B common stock of the registrant issued and outstanding.

E.MERGE TECHNOLOGY ACQUISITION CORP.
Quarterly Report on
Form 10-Q

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020	1

	Condensed Statements of Operations for the three and six months ended June 30, 2021 and for the period from May 22, 2020 (Inception) through June 30, 2020 (unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2021 and for the period from May 22, 2020 (Inception) through June 30, 2020 (unaudited)	3

	Condensed Statements of Cash Flows for the six months ended June 30, 2021 and for the period from May 22, 2020 (Inception) through June 30, 2020 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Control and Procedures	21

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A. Risk Factors		22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

SIGNATURES		24

i

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS
E.MERGE TECHNOLOGY ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$661,248	$949,852
Prepaid expenses	209,297	243,120

Total Current Assets	870,545	1,192,972
Cash and investments held in Trust Account	600,077,921	600,119,309

TOTAL ASSETS	$600,948,466	$601,312,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$228,435	$235,377
Income taxes payable	7,618	7,231

Total Current Liabilities	236,053	242,608
Warrant liabilities	19,792,000	30,820,000
Deferred underwriting fee payable	22,560,000	22,560,000

Total Liabilities	42,588,053	53,622,608

Commitments and Contingencies
Class A common stock subject to possible redemption, 55,336,041 and 54,268,967 shares at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	553,360,410	542,689,670
Stockholders’ Equity
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 5,863,959 and 6,931,033 shares issued and outstanding (excluding 55,336,041 and 54,268,967 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	586	693
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 15,000,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	1,500	1,500
Additional paid-in capital	2,846,520	13,517,153
Accumulated earnings (deficit)	2,151,397	(8,519,343)

Total Stockholders’ Equity	5,000,003	5,000,003

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$600,948,466	$601,312,281

The accompanying notes are an integral part of the condensed financial statements.

E.MERGE TECHNOLOGY ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,	For the Period from May 22, 2020 (Inception) through June 30,	Six Months Ended June 30,	For the Period from May 22, 2020 (Inception) through June 30,
	2021	2020	2021	2020
General and administrative expenses	$238,089	$1,000	$434,301	$1,000

Loss from operations	(238,089)	(1,000)	(434,301)	(1,000)
Other income (loss):
Interest earned on investments held in Trust Account	25,585	—	77,428	—
Change in fair value of warrant liabilities	(408,000)	—	11,028,000	—

Other income (loss), net	(382,415)	—	11,105,428	—
(Loss) income before provision for income taxes	(620,504)	(1,000)	10,671,127	(1,000)
Benefit (provision) for income taxes	—	—	(387)	—

Net (loss) income	$(620,504)	$(1,000)	$10,670,740	$(1,000)

Weighted average shares outstanding of Class A redeemable common stock	60,000,000	—	60,000,000	—

Basic and diluted income per share, Class A redeemable common stock	$—	$—	$—	$—

Weighted average shares outstanding of Class A and B non-redeemable common stock	16,200,000	13,050,000	16,200,000	13,050,000

Basic and diluted net income per share, Class A and B non-redeemable common stock	$(0.04)	$—	$0.66	$—

The accompanying notes are an integral part of the condensed financial statements.

E.MERGE TECHNOLOGY ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A		Class B		Additional	Accumulated	Total
	Common Stock		Common Stock		Paid-in	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance – January 1, 2021	6,931,033	$693	15,000,000	$1,500	$13,517,153	$(8,519,343)	$5,000,003
Change in Value of Class A common stock subject to possible redemption	(1,129,124)	(113)	—	—	(11,291,127)	—	(11,291,240)
Net income	—	—	—	—	—	11,291,244	11,291,244

Balance – March 31, 2021	5,801,909	$580	15,000,000	$1,500	$2,226,026	$2,771,901	$5,000,007
Change in Value of Class A common stock subject to possible redemption	62,050	6	—	—	620,494	—	620,500
Net (loss)	—	—	—	—	—	(620,504)	(620,504)

Balance – June 30, 2021	5,863,959	$586	15,000,000	$1,500	$2,846,520	$2,151,397	$5,000,003

FOR THE PERIOD FROM MAY 22, 2020 (INCEPTION) THROUGH JUNE 30, 2020

	Class A		Class B		Additional	Accumulated	Total
	Common Stock		Common Stock		Paid-in	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance – May 22, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Founder Shares to Sponsor	—	—	15,007,500	1,501	23,499	—	25,000
Net income (loss)	—	—	—	—	—	(1,000)	(1,000)

Balance – June 30, 2020	—	$—	15,007,500	$1,501	$23,499	$(1,000)	$24,000

The accompanying notes are an integral part of the condensed financial statements.

E.MERGE TECHNOLOGY ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,	For the Period from May 22, 2020 (Inception) Through June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$10,670,740	$(1,000)
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(11,028,000)	—
Interest earned on investments held in Trust Account	(77,420)	—
Changes in operating assets and liabilities:
Prepaid expenses	33,823	—
Accounts payable	(6,942)	—
Income taxes payable	387	1,000

Net cash used in operating activities	(407,412)	—

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for working capital purposes	118,808	—

Net cash provided by investing activities	118,808	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	—	66,000
Payment of offering costs	—	(65,875)

Net cash provided by financing activities	—	125
Net Change in Cash	(288,604)	125
Cash – Beginning of period	949,852	—

Cash – End of period	$661,248	$125

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$25,000

Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$46,480

Change in value of common stock subject to possible redemption	$10,670,740	$—

The accompanying notes are an integral part of the condensed financial statements.

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, searching and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
JUNE 30, 2021
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
JUNE 30, 2021
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
Liquidity and Capital Resources
As of June 30, 2021, the Company had $661,248 in its operating bank accounts and working capital of $634,492. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans up to $1,500,000 (see Note 5). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.
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

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K/A
for the year ended December 31, 2020 as filed with the SEC on July 2, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K/A
for the year ended December 31, 2020. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.
Marketable Securities Held in Trust Account
At June 30, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities and money market funds, which primarily invest in U.S. Treasury securities.

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.
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
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021 and December 31, 2020, the Company had a deferred tax asset of approximately $100,000 and $106,000, respectively, which had a full valuation allowance recorded against it of approximately $100,000 and $106,000, respectively.
The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up
costs and are not currently deductible. The Company recorded an income tax provision of $387 during the three and six months ended June 30, 2021. The Company’s effective tax rate of 0% for the three and six months ended June 30, 2021 differs from the expected income tax rate primarily due to the start-up
costs (discussed above), which are not currently deductible, and to permanent differences mainly attributable to the change in the fair value of the warrant liabilities.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30,	For the Period From May 29, 2020 (inception) through June 30,	Six Months Ended June 30,	For the Period From May 29, 2020 (inception) through June 30,
	2021	2020	2021	2020
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$25,585	$—	$77,428	$—
Less: Income and Franchise Taxes	(25,585)	—	(77,428)

Net Earnings	$—	$—	$—	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	60,000,000	—	29,900,000	—
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00	$0.00	$0.00	$0.00
Non-Redeemable Class A and B Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net Income Non-Redeemable Class A and Class B Common Stock	$(620,504)	$(1,000)	$10,670,740	$(1,000)
Redeemable Net Earnings	—	—	—	—

Non-Redeemable Net Income	$(620,504)	$(1,000)	$10,670,740	$(1,000)
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Non-Redeemable Class A and B Common Stock, Basic and Diluted (1)	16,200,000	13,050,000	16,200,000	13,050,000
Income/Basic and Diluted Non-Redeemable Class A and B Common Stock	$(0.04)	$(0.00)	$0.66	$(0.00)
Note: As of June 30, 2021, basic and diluted shares are the same as there are no non-redeemable
securities that are dilutive to the stockholders.

(1)
The weighted average
non-redeemable
common stock for the three and six months ended June 30, 2021 includes the effect of 1,200,000 Placement Units, which were issued in conjunction with the initial public offering on August 4, 2020.

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation Coverage of

$
250,000
. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
JUNE 30, 2021
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
Administrative Support Agreement
The Company entered into an agreement, commencing on July 30, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. During the three and six months ended June 30,

2021, the Company incurred and paid $45,000 and $90,000 in fees for such services.
Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
NOTE 7. STOCKHOLDERS’ EQUITY
Preferred Stock
 — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
 — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 5,863,959 and 6,931,033 shares of Class A common stock issued or outstanding, excluding 55,336,041 and 54,268,967 shares of Class A common stock subject to possible redemption.
Class
 B Common Stock
 — In June 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 15,000,000 shares of Class B common stock issued and outstanding.
Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60 th
business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the foregoing, if a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.
Redemption of warrants when the price per share of Class
 A common stock equals or exceeds $18.00:
Once the warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(
Unaudited)
•	upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable; and

•
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
JUNE 30, 2021
(Unaudited)

Level 2:
Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on an assessment of the assumptions that market participants would use in pricing the asset or liability.
The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity
in accordance with ASC 320 “Investments—Debt and Equity Securities.”
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.
At June 30, 2021, assets held in the Trust Account were comprised of $2,594 in cash, $300,048,564 in U.S. Treasury Bills at amortized cost and $300,026,763 money market funds that primarily invest in U.S. Treasury securities at fair market value. During the three and six months ended June 30, 2021, the Company withdrew $118,808 of interest income from the Trust Account. At December 31, 2020, assets held in the Trust Account were comprised of $399 in cash, $300,107,026 in U.S. Treasury Bills at amortized cost and $300,011,884 in money market funds that primarily invest in U.S. Treasury securities at fair market value.
The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity
securities at June 30, 2021 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain (Loss)	Fair Value
June 30, 202 1	U.S. Treasury Securities (Mature on 9/9/2021)	1	$300,048,564	$(15,569)	$300,032,995

December 31, 2020	U.S. Treasury Securities (Mature on 2/4/2021)	1	300,107,026	10,967	300,117,993

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Investments – U.S. Treasury Securities	1	$300,048,564	$300,107,026
Investments – U.S. Treasury Securities Money Market Fund	1	300,026,763	300,011,884
Liabilities:
Warrant Liability – Public Warrants	1	19,400,000	30,200,000
Warrant Liability – Placement Warrants	3	392,000	620,000

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
The following table presents the quantitative information regarding Level 3 fair value measurements:

Input:	June 30, 2021	December 31, 2020
Risk-free interest rate	0.76%	0.43%
Expected term (years)	5.5	5.5
Expected volatility	17.9%	20.3%
Exercise price	$11.50	$11.50
Stock price	$9.76	$10.23
The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of January 1, 2021	$620,000
Change in fair value	(228,000)

Fair value as of June 30, 2021	$392,000

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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2021 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2021, we had a net loss of $620,504, which consists of a change in the fair value of the warrant liabilities $(408,000) and interest income on marketable securities held in the Trust Account of $25,585, offset by general and administrative expenses of $238,089 and a zero in provision for income taxes.
For the six months ended June 30, 2021, we had a net income of $10,670,740, which consists of a change in the fair value of the warrant liabilities $11,028,000 and interest income on marketable securities held in the Trust Account of $77,428, offset by general and administrative expenses of $434,301 and a provision for income taxes of $387.
For the period from May 22, 2020 (Inception) through June 30, 2020, we had a net loss $1,000, which consisted of formation and operating costs.

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
For the six months ended June 30, 2021, cash used in operating activities was $407,412. Net income of $10,670,740 was offset by a change in fair value of warrant liabilities $11,028,000, interest earned on marketable securities held in the Trust Account of $77,420 and changes in operating assets and liabilities, which used $27,268 of cash from operating activities.
As of June 30, 2021, we had investments of $600,077,921 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. Through June 30, 2021, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of June 30, 2021, we had cash of $661,248 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.
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

Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form
10-Q
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

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
None.
ITEM 1A. RISK FACTORS.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus filed with the SEC on August 3, 2020 and Annual Report on Form
10-K/A
for the year ended December 31, 2020 as filed with the SEC on July 2, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on August 3, 2020 and Annual Report on Form
10-K/A
for the year ended December 31, 2020 as filed with the SEC on July 2, 2021.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on
Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E.MERGE TECHNOLOGY ACQUISITION CORP.

Date: August 13, 2021		/s/ Jeff Clarke
	Name:	Jeff Clarke
	Title:	Co-Chief Executive Officer and Chief Financial Officer
( Principal Executive Officer and Principal Financial and Accounting Officer )

Date: August 13, 2021		/s/ Guy Gecht
	Name:	Guy Gecht
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)