Form 10-Q
period 2021-09-30
E.Merge Technology Acquisition Corp.
filed 2021-11-05
CIK 1814728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
(619)736-6885
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act): Yes  ☒    No
☐
As of November
5
, 2021, there were 61,200,000 shares of Class A common stock and 15,000,000 shares of Class B common stock of the registrant issued and outstanding.

E.MERGE TECHNOLOGY ACQUISITION CORP.
Quarterly Report on
Form 10-Q

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2021 and for the three months ended September 30, 2020 and for period from May 22, 2020 (Inception) through September 30, 2020	2
	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and for the three months ended September 30, 2020 and for the period from May 22, 2020 (Inception) through September 30, 2020	3
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and for the period from May 22, 2020 (Inception) through September 30, 2020	4
	Notes to Condensed Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4.	Control and Procedures	21

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	23

SIGNATURES		24

i

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS
E.MERGE TECHNOLOGY ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$445,319	$949,852
Prepaid expenses	143,967	243,120

Total Current Assets	589,286	1,192,972
Cash and investments held in Trust Account	600,103,396	600,119,309

TOTAL ASSETS	$600,692,682	$601,312,281

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$343,259	$235,377
Income taxes payable	7,618	7,231

Total Current Liabilities	350,877	242,608
Warrant liabilities	14,280,000	30,820,000
Deferred underwriting fee payable	22,560,000	22,560,000

Total Liabilities	37,190,877	53,622,608

Commitments and Contingencies
Class A common stock subject to possible redemption, 60,000,000 shares at $10.00 per share as of September 30, 2021 and December 31, 2020	600,000,000	600,000,000
Stockholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,200,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	120	120
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 15,000,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	1,500	1,500
Additional paid-in capital	—	—
Accumulated deficit	(36,499,815)	(52,311,947)

Total Stockholders’ Deficit	(36,498,195)	(52,310,327)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$600,692,682	$601,312,281

The accompanying notes are an integral part of the condensed financial statements.

E.MERGE TECHNOLOGY ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended September 30,		Nine months Ended September 30,	For the Period from May 22, 2020 (Inception) through September 30,
	2021	2020	2021	2020
General and administrative expenses	$396,083	$353,645	$830,384	$354,645

Loss from operations	(396,083)	(353,645)	(830,384)	(354,645)
Other income (loss):
Interest earned on investments held in Trust Account	25,475	42,647	102,903	42,647
Change in fair value of warrant liabilitie s	5,512,000	4,896,000	16,540,000	4,896,000
Transaction cost related to warrant liability	—	(1,299,560)	—	(1,299,560)

Other income (loss), net	5,537,475	3,639,087	16,642,903	3,639,087
Income before provision for income taxes	5,141,392	3,285,442	15,812,519	3,284,442
Provision for income taxes	—	(1,956)	(387)	(1,956)

Net income	$5,141,392	$3,283,486	$15,812,132	$3,282,486

Weighted average shares outstanding of Class A common stock	61,200,000	35,676,923	61,200,000	24,783,206

Basic and diluted net income per share, Class A common stock	$0.07	$0.07	$0.21	$0.09

Weighted average shares outstanding of Class B common stock	15,000,000	13,607,143	15,000,000	13,437,023

Basic and diluted net income per share, Class B common stock	$0.07	$0.07	$0.21	$0.09

The accompanying notes are an integral part of the condensed financial statements.

E.MERGE TECHNOLOGY ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited) (Revised)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – January 1, 2021	1,200,000	$120	15,000,000	$1,500	$—	$(52,311,947)	$(52,310,327)
Net income	—	—	—	—	—	11,291,244	11,291,244

Balance – March 31, 2021 (unaudited)	1,200,000	$120	15,000,000	$1,500	$—	$(41,020,703)	$(41,019,083)
Net (loss)	—	—	—	—	—	(620,504)	(620,504)

Balance – June 30, 2021 (unaudited)	1,200,000	$120	15,000,000	$1,500	$—	$(41,641,207)	$(41,639,587)
Net income	—	—	—	—	—	5,141,392	5,141,392

Balance – September 30, 2021 (unaudited)	1,200,000	$120	15,000,000	$1,500	$—	$(36,499,815)	$(36,498,195)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND FOR THE PERIOD FROM MAY 22, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class A		Class B		Additional Paid-in Capital		Total Stockholders’ Equity (Deficit)
	Common Stock		Common Stock			Accumulated Deficit
	Shares	Amount	Shares	Amount

Balance – May 22, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Founder Shares to Sponsor	—	—	15,007,500	1,501	23,499	—	25,000
Net loss	—	—	—	—	—	(1,000)	(1,000)

Balance – June 30, 2020 (unaudited)	—	$—	15,007,500	$1,501	$23,499	$(1,000)	$24,000
Sale of 1,200,000 Placement Units	1,200,000	120	—	—	11,523,880	—	11,524,000
Accretion for Class A co m mon stock to redemption amount	—	—	—	—	(11,547,380)	(43,792,604)	(55,339,984)
Forfeiture of Founder Shares	—	—	(7,500)	(1)	1	—	—
Net income	—	—	—	—	—	3,283,486	3,283,486

Balance – September 30, 2020 (unaudited)	1,200,000	$120	15,000,000	$1,500	$—	$(40,510,118)	$(40,508,498)

The accompanying notes are an integral part of the condensed financial statements.

E.MERGE TECHNOLOGY ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended September 30,	For the Period from May 22, 2020 (Inception) Through September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$15,812,132	$3,282,486
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(16,540,000)	(4,896,000)
Interest earned on investments held in Trust Account	(102,903)	(42,647)
Transaction costs allocated to warrants	—	1,299,560
Changes in operating assets and liabilities:
Prepaid expenses	99,153	(304,867)
Accounts payable and accrued expenses	107,882	188,833
Income taxes payable	387	1,956

Net cash used in operating activities	(623,349)	(470,679)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	118,816	—
Investment of cash into trust Account	—	(600,000,000)

Net cash provided by (used in) investing activities	118,816	(600,000,000)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	—	270,000
Payment of offering costs	—	(614,544)
Proceeds from sale of Units, net of underwriting discount paid	—	590,160,000
Proceeds from sale of Placement Units	—	12,000,000
Repayment of promissory note – related party		(270,000)

Net cash provided by financing activities	—	601,545,456

Net Change in Cash	(504,533)	1,074,777
Cash – Beginning of period	949,852	—

Cash – End of period	$445,319	$1,074,777

Non-Cash investing and financing activities:

Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$25,000

Initial classification of Class A common stock subject to possible redemption	$—	$600,000,000

Deferred underwriting fee payable	$—	$22,560,000

The accompanying notes are an integral part of the condensed financial statements.

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, searching and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.
The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote its Founder Shares (as defined in Note 6), Placement Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.
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

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares and Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).
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
Liquidity and Capital Resources
As of September 30, 2021, the Company had $445,319 in its operating bank accounts and working capital of $238,409. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans up to $1,500,000 (see Note 6). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.
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
Going Concern
In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by August 4, 2022, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 4, 2022. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.
NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should revise its financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of
$10.00
per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than
$5,000,001.
 Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.
As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued Initial Public Offering Balance Sheet and Form 10-Q’s will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.
In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its income (loss) per common share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.
There has been no change in the Company’s total assets, liabilities or operating results.
The impact of the revision on the Company’s financial statements is reflected in the following table.

	As Previously Reported	Adjustment	As Revised
Balance Sheet as of December 31, 2020 (audited)
Class A common stock subject to possible redemption	$542,689,670	$57,310,330	$600,000,000
Class A common stock	$693	$(573)	$120
Additional paid-in capital	$13,517,153	$(13,517,153)	$—
Retained earnings	$(8,519,343)	$(43,792,604)	$(52,311,947)
Total Stockholders’ Equity (Deficit)	$5,000,003	$(57,310,330)	$(52,310,327)
Statement of Cash Flows for the period from May 22, 2020 (inception) through September 30, 2020 (unaudited)
Initial classification of Class A common stock subject to possible redemption	$549,900,330	$50,099,670	$600,000,000
Change in value of Class A common stock subject to possible redemption	$4,591,170	$(4,591,170)	$—
NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K/A
for the year ended December 31, 2020 as filed with the SEC on July 2, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K/A
for the year ended December 31, 2020. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.
Marketable Securities Held in Trust Account
At September 30, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities and money market funds, which primarily invest in U.S. Treasury securities.

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in
capital and accumulated deficit.
At September 30, 2021 and December 31, 2020, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$600,000,000
Less:
Proceeds allocated to Public Warrants	(23,600,000)
Class A common stock issuance costs	(31,739,984)
Plus:
Accretion of carrying value to redemption value	55,339,984

Class A common stock subject to possible redemption	$600,000,000

Offering Costs
Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering
. Offering costs amounted to $33,039,544, of which $31,739,984 were charged to temporary equity upon the completion of the Initial Public Offering and

$1,299,560 were expensed to the statements of operations.
Warrant Liability
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”).
The Company accounts for the Warrants in accordance with the guidance contained in ASC
815-40
under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Placement Warrants (as defined in Not 5) was determined using a Black-Scholes option pricing model. The Public Warrants (as defined in Note 4) for periods where no observable traded price was available are valued using a Monte Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021 and December 31, 2020, the Company had a deferred tax asset of approximately $207,000 and $106,000, respectively, which had a full valuation allowance recorded against it of approximately $207,000 and $106,000, respectively.
The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up
costs and are not currently deductible. The Company recorded an income tax provision of $0 during the three and nine months ended September 30, 2021. The Company’s effective tax rate of 0% for the three and nine months ended September 30, 2021 differs from the expected income tax rate primarily due to the start-up
costs (discussed above), which are not currently deductible, and to permanent differences mainly attributable to the change in the fair value of the warrant liabilities.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Net Income (Loss) Per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares.
Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase

20,400,000 shares of Class A common stock in the calculation of diluted income (loss) per share, since the exercise price of the warrants is greater than the average market price for the period and therefore, the inclusion of such warrants under the treasury stock method would be anti-dilutive. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020		Nine Months Ended September 30, 2021		For the Period from May 22 , 2020 (Inception) Through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$4,129,308	$1,012,085	$2,376,204	$906,282	$12,699,508	$3,112,625	$2,128,468	$1,154,018
Denominator:
Basic and diluted weighted average stock outstanding	61,200,000	15,000,000	35,676,923	13,607,143	61,200,000	15,000,000	24,783,206	13,437,023

Basic and diluted net income (loss) per common stock	$0.07	$0.07	$0.07	$0.07	$0.21	$0.21	$0.09	$0.09
Note: As of September 30, 2021, basic and diluted shares are the same as there are no non-redeemable
securities that are dilutive to the stockholders.

(1)
The weighted average
non-redeemable
common stock for the three and nine months ended September 30, 2021 includes the effect of 1,200,000 Placement Units, which were issued in conjunction with the initial public offering on August 4, 2020.

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)(“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
NOTE 4. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 60,000,000 Units, inclusive of 7,800,000 Units sold to the underwriters on September 4, 2020 upon the underwriters’ election to partially exercise their option to purchase additional Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).
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
SEPTEMBER 30, 2021
(Unaudited)

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
Administrative Support Agreement
The Company entered into an agreement, commencing on July 30, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. During the three and nine months ended September 30, 2021 the Company incurred and paid $45,000 and $135,000 in fees for such services, respectively. For the three months ended September 30, 2020 and for the period from May 22, 2020 (inception) through September 30, 2020 the Company incurred and paid $30,000 in fees for such services, respectively.
Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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
Legal Proceedings
On August 20, 2021, a purported stockholder of the Company filed a putative class action and derivative complaint in the United States District Court for the Southern District of New York (the “Complaint”) against the Company (as a nominal defendant), the Sponsor, the Company’s directors, executive officers and advisors (collectively, the “Defendants”), captioned Assad v. E.Merge Technology Acquisition Corp., et al., No. 1:21-cv-07072 (S.D.N.Y.), alleging breach of certain provisions of the Investment Company Act of 1940 (the “Investment Company Act”) and the Investment Advisers Act of 1940 (the “Investment Advisors Act”). The Complaint generally asserts that the Company is subject to the Investment Company Act because, among other allegations, the Company invested the proceeds of its initial public offering in securities of the United States government and shares of money market mutual funds. Stemming from this assertion, the Complaint alleges that the contracts pursuant to which certain Defendants purchased the Company’s securities and the Company’s Second Amended and Restated Certificate of Incorporation that creates the rights of the Class B common stock violate the Investment Company Act, and that c
e
rtain of the Defendants breached their fiduciary duties under the Investment Company Act by paying themselves disproportionate “compensation.” The Complaint also asserts that the Company’s advisors breached certain provisions of the IAA. The Complaint generally seeks, among other things, a declaratory judgment stating that the Company is an investment company under the Investment Company Act and that the Company’s advisors are investment advisers within the meaning of the Investment Advisors Act and the Investment Company Act, rescission of contracts whose formation and performance are alleged to violate the Investment Company Act or Investment Advisor Act, enjoining the conversion of any Class B common stock into Class A common stock, and voiding and requiring the return of all Class B common stock, awarding the Company damages for all compensation paid to the Defendants and awarding costs and expenses incurred in connection with the action. The Defendants believe the claims asserted in the Complaint are without merit and intend to vigorously defend this action.
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
NOTE 8. STOCKHOLDERS’ EQUITY
Preferred Stock
 — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
 — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 1,200,000 shares of Class A common stock issued and outstanding, excluding 60,000,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.
Class
 B Common Stock
 — In June 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 15,000,000 shares of Class B common stock issued and outstanding.

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
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
basis,
20
% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering (not including the shares of Class A common stock underlying the Placement Units) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination, any private placement-equivalent units and their underlying securities issued, or to be issued, to any seller in a Business Combination, any private placement equivalent securities issued to the Sponsor or its affiliates upon conversion of loans made to the Company).
NOTE 9. WARRANTS
As of September 30, 2021 and December 31, 2020, there were 20,000,000 public warrants and 400,000 Private Placement Warrants outstanding, respectively.
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

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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
SEPTEMBER 30, 2021
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
At September 30, 2021, assets held in the Trust Account were comprised of $656 in cash, $300,068,414 in U.S. Treasury Bills at amortized cost and $300,034,327 money market funds that primarily invest in U.S. Treasury securities at fair market value. During the three and nine months ended September 30, 2021, the Company withdrew $118,816 of interest income from the Trust Account. At December 31, 2020, assets held in the Trust Account were comprised of $399 in cash, $300,107,026 in U.S. Treasury Bills at amortized cost and $300,011,884 in money market funds that primarily invest in U.S. Treasury securities at fair market value.
The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at September 30, 2021 and December 31, 2020 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain (Loss)	Fair Value
September 30, 2021	U.S. Treasury Securities (Mature on 12/09/21)	1	$300,068,414	$6,582	$300,074,996

December 31, 2020	U.S. Treasury Securities (Mature on 2/4/2021)	1	300,107,026	10,967	300,117,993

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021	December 31, 2020
Assets:
Investments – U.S. Treasury Securities	1	$300,074,996	$300,117,993
Investments – U.S. Treasury Securities Money Market Fund	1	300,034,327	300,011,884
Liabilities:
Warrant Liability – Public Warrants	1	14,000,000	30,200,000
Warrant Liability – Placement Warrants	3	280,000	620,000

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
The Warrants were accounted for as liabilities in accordance with
ASC815-40
and are presented within warrant liabilities on the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the condensed statements of operations.
The Placement Warrants were valued using a Binomial Lattice Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility was initially derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units was classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date.
The following table presents the quantitative information regarding Level 3 fair value measurements:

	September 30, 2021	December 31, 2020
Risk-free interest rate	0.80%	0.43%
Expected term (years)	5.5	5.5
Expected volatility	14.6%	20.3%
Exercise price	$11.50	$11.50
Stock price	$9.82	$10.23
The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of January 1, 2021	$620,000
Change in fair value	(236,000)
Fair value as of March 1, 202 1	$384,000
Change in fair valu e	8,000
Fair value as of June 30, 202 1	$392,000
Change in fair valu e	(112,000)

Fair value as of September 30, 2021	$280,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the period ended September 30,2021.
NOTE 11. SUBSEQUENT EVENTS
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the revision of our financial statements as of March 31,

2021 and June 30,

2021 and for the period from May 22, 2020 (inception) through December 31, 2021. Management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously classified as temporary equity the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in temporary equity being less than $5,000,001. Accordingly, a certain amount of Class A common stock was classified in stockholders’ equity in order to meet this interpretation of net tangible assets. In the current quarter, Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2021 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended September 30, 2021, we had a net income of $5,141,392, which consists of a change in the fair value of the warrant liabilities $5,512,000 and interest income on marketable securities held in the Trust Account of $25,475, offset by general and administrative expenses of $396,083.
For the nine months ended September 30, 2021, we had a net income of $15,812,132, which consists of a change in the fair value of the warrant liabilities $16,540,000 and interest income on marketable securities held in the Trust Account of $102,903, offset by general and administrative expenses of $830,384.
For the three months ended September 30, 2020, we had a net income of $3,283,486, which consists of interest earned on marketable securities held in Trust Account of $42,647 and change in fair value of warrant liability of $4,896,000, offset by formation and operational costs of $353,645, transaction cost related to warrant liability of $1,299,560 and provision for income taxes of $1,956.

For the period from May 22, 2020 (Inception) through September 30, 2020, we had a net income of $3,282,486, which consists of interest earned on marketable securities held in Trust Account of $42,647 and change in fair value of warrant liability of $4,896,000, offset by formation and operational costs of $354,645, transaction cost related to warrant liability of $1,299,560 and provision for income taxes of $1,956.
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
For the nine months ended September 30, 2021, cash used in operating activities was $623,341. Net income of $15,812,132 was offset by a change in fair value of warrant liabilities $16,540,000, interest earned on marketable securities held in the Trust Account of $102,896 and changes in operating assets and liabilities, which provided $207,422 of cash from operating activities.
For the period from May 22, 2020 (inception) through September 30, 2020, cash used in operating activities was $470,679. Net income of $3,282,486 was offset by a change in fair value of warrant liabilities $4,896,000, interest earned on marketable securities held in the Trust Account of $42,647, transaction cost related to warrant liability of $1,299,560 and changes in operating assets and liabilities, which used $114,078 of cash from operating activities.
As of September 30, 2021, we had investments of $600,103,396 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. Through September 30, 2021, we have withdrawn $118,816 of interest earned on the Trust Account for the payment of franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of September 30, 2021, we had cash of $445,319 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.
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
Going Concern
In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by August 4, 2022, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 4, 2022. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Net Loss per Common Share
Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)(“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable for smaller reporting companies.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of September 30, 2021.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.
Remediation of a Previously Identified Material Weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were implemented during the quarter ended June 30, 2021.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
On August 20, 2021, a purported stockholder of the Company filed a putative class action and derivative complaint in the United States District Court for the Southern District of New York (the “Complaint”) against the Company (as a nominal defendant), the Sponsor, the Company’s directors, executive officers and advisors (collectively, the “Defendants”), captioned Assad v. E.Merge Technology Acquisition Corp., et al., No. 1:21-cv-07072 (S.D.N.Y.), alleging breach of certain provisions of the Investment Company Act of 1940 (the “Investment Company Act”) and the Investment Advisers Act of 1940 (the “Investment Advisors Act”). The Complaint generally asserts that the Company is subject to the Investment Company Act because, among other allegations, the Company invested the proceeds of its initial public offering in securities of the United States government and shares of money market mutual funds. Stemming from this assertion, the Complaint alleges that the contracts pursuant to which certain Defendants purchased the Company’s securities and the Company’s Second Amended and Restated Certificate of Incorporation that creates the rights of the Class B common stock violate the Investment Company Act, and that certain of the Defendants breached their fiduciary duties under the Investment Company Act by paying themselves disproportionate “compensation.” The Complaint also asserts that the Company’s advisors breached certain provisions of the Investment Advisors Act. The Complaint generally seeks, among other things, a declaratory judgment stating that the Company is an investment company under the Investment Company Act and that the Company’s advisors are investment advisers within the meaning of the Investment Advisors Act and the Investment Company Act, rescission of contracts whose formation and performance are alleged to violate the Investment Company Act or Investment Advisor Act, enjoining the conversion of any Class B common stock into Class A common stock, and voiding and requiring the return of all Class B common stock, awarding the Company damages for all compensation paid to the Defendants and awarding costs and expenses incurred in connection with the action. The Defendants believe the claims asserted in the Complaint are without merit and intend to vigorously defend this action.
ITEM 1A. RISK FACTORS.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus filed with the SEC on August 3, 2020 and Annual Report on Form
10-K/A
for the year ended December 31, 2020 as filed with the SEC on July 2, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, except for the risk described below, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on August 3, 2020 and Annual Report on Form
10-K/A
for the year ended December 31, 2020 as filed with the SEC on July 2, 2021.
From time to time, we and members of our management team may be subject to legal proceedings, regulatory disputes, and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention, and materially harm our financial condition.
We and members of our management team are currently subject to a lawsuit and, from time to time, we and members of our management team may be subject to additional claims, lawsuits, government investigations, and other proceedings involving competition and antitrust, securities, tax, commercial disputes, and other matters that could adversely affect our financial condition. Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Additionally, such litigation and regulatory proceedings require a great deal of financial resources and attention from us and our management team. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, or penalties and fines, and could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.
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

E.MERGE TECHNOLOGY ACQUISITION CORP.

Date: November 5, 2021		/s/ Jeff Clarke
	Name:	Jeff Clarke
	Title:	Co-Chief Executive Officer and Chief Financial Officer
( Principal Executive Officer and Principal Financial and Accounting Officer )

Date: November 5, 2021		/s/ Guy Gecht
	Name:	Guy Gecht
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)