Form 10-K/A
period 2020-12-31
E.Merge Technology Acquisition Corp.
filed 2022-01-18
CIK 1814728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 2)

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
630 Ramona St.,
Palo Alto, CA 94301
(Address of principal executive offices, including Zip Code)
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
As of January
18
, 2022
, there were
61,200,000 shares of Class A common stock, par value $0.0001 per share, and 15,000,000 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

EXPLANATORY NOTE
References throughout this Amendment No. 2 to the Annual Report on Form
10-K/A
to “we,” “us,” the “Company” or “our company” are to E.Merge Technology Acquisition Corp. unless the context otherwise indicates.
This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form
10-K/A
amends Amendment No. 1 to the Annual Report on Form
10-K/A
of the Company, as of and for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on July 02, 2021 (the “First Amended Filing”).
The Company has
re-evaluated
the Company’s application of Accounting Standards Codification (“ASC”)
480-10-S99-3A
to its accounting classification of the redeemable Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “initial public offering”) on August 4, 2020. Historically, a portion of the Public Shares were classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s second amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation,
the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company.
On December
28
, 2021, the audit committee of the Company (the “Audit Committee”) concluded, after discussion with the Company’s management, that our previously issued (i) audited balance sheet as of (the “Post IPO Balance Sheet”), as previously restated in the First Amended Filing, (ii) the unaudited financial statements for the quarterly period ended September 30, 2020, as previously restated in the First Amended Filing, (iii) the financial statements as of and for the year ended December 31, 2020 as previously restated in the First Amended Filing, (iv) unaudited financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on July 14, 2021 and (v) unaudited financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021 ((i) through (iii) collectively, the “Affected Periods in 2020”, and (iv) and (v) collectively, the “Affected Periods in 2021”), should be restated to report all Public Shares as temporary equity and the Company also determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of ordinary shares should no longer be relied upon. As such, the financial statements for the Affected Periods in 2020 are being restated in this Amendment No. 2 and the financial statements for the Affected Periods in 2021 will be restated in an amendment to the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form
10-Q/A”).
In connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income and losses of the Company.
The restatement does not have an impact on the Company’s cash position or the cash balance held in the trust account.
The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as of December 31, 2020. The Company’s remediation plan with respect to such material weakness will be described in more detail in the Q3 Form
10-Q/A.
We are filing this Amendment No. 2 to amend and restate the First Amended Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:
Part I, Item 1A. Risk Factors
Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II, Item 9A Controls and Procedures
Part II, Item 15. Financial Statements and Supplementary Data
Part IV, Item 15. Exhibits, Financial Statement Schedules
In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated of this Amendment No. 2 (Exhibits 31.1, 31.2, 32.1 and 32.2).
Except as described above, no other information included in the Annual Report on Form
10-K
of E.Merge Technology Acquisition Corp., as of and for the period ended December 31, 2020, as filed with the SEC on March 25, 2021 (the “Original Filing”) or the First

Amended Filing is being amended or updated by this Amendment No. 2 and, other than as described herein, this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing or the First Amended Filing. We have not amended our previously filed Quarterly Reports on Form
10-Q
for the Affected Periods in 2020 or the Current Report on Form
8-K
with which the Post IPO Balance Sheet was originally filed as an exhibit. This Amendment No. 2 continues to describe the conditions as of the date of the Original Filing or the First Amended Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing or the First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and the First Amended Filing and with our filings with the SEC subsequent to the Original Filing.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Amendment (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:
• our ability to complete our initial business combination;
• our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
• our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
• our potential ability to obtain additional financing to complete our initial business combination;
• the ability of our officers and directors to generate a number of potential acquisition opportunities;
• our pool of prospective target businesses;
• the ability of our officers and directors to generate a number of potential acquisition opportunities;
• our public securities’ potential liquidity and trading;
• the lack of a market for our securities;
• the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
• our financial performance.
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
Unless otherwise stated in this Amendment, or the context otherwise requires, references to:
• “Amendment” are to Amendment No. 1 to Annual Report on Form
10-K
of the Company for the fiscal year ended December 31, 2020;
• “amended and restated certificate of incorporation” are to our Second Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on July 30, 2020;
• “board of directors” or “board” are to the board of directors of the Company;

• “common stock” are to our Class A common stock and our Class B common stock, collectively;
• “Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);
• “DGCL” are to the Delaware General Corporation Law;
• “DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
• “Exchange Act” are to the Securities Exchange Act of 1934, as amended;
• “founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof;
• “GAAP” are to the accounting principles generally accepted in the United States of America;
• “IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
• “initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
• “initial public offering” are to the initial public offering that was consummated by the Company on August 4, 2020;
• “initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);
• “Investment Company Act” are to the Investment Company Act of 1940, as amended;
• “JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
• “management” or our “management team” are to our officers and directors
• “Nasdaq” are to the Nasdaq Stock Market;
• “Original Filing” are to this Annual Report on Form
10-K
for the fiscal year ended December 31, 2020;
• “PCAOB” are to the Public Company Accounting Oversight Board (United States);
• “private placement shares” are to the shares of our common stock included within the private placement units purchased by our sponsor in the private placement;
• “private placement units” are to the units purchased by our sponsor in the private placement, each private placement unit consisting of one private placement share and one-third
of one placement warrant;
• “private placement warrants” are to the warrants included within the private placement units purchased by our sponsor in the private placement;
• “public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);
• “public stockholders” are to the holders of our public shares, including our initial stockholders and members of our management team to the extent our initial stockholders and/or members of our management team purchase public shares; provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

• “public units” are to the units sold in our initial public offering, which consist of one public share and one-third
of one public warrant;
• “public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market), to the private placement warrants if held by third parties other than our sponsor (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers of our private placement warrants or executive officers or directors (or permitted transferees);
• “Registration Statement” are to the Form
S-1
filed with the SEC on July 13, 2020, as amended;
• “Report” are to the Annual Report on Form
10-K
for the fiscal year ended December 31, 2020;
• “Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
• “SEC” are to the U.S. Securities and Exchange Commission;
• “Securities Act” are to the Securities Act of 1933, as amended;
• “sponsor” are to E.Merge Technology Sponsor LLC, a Delaware limited liability company;
• “trust account” are to the trust account in the United States, with Continental acting as trustee into which an amount of $600,000,000 ($10.00 per unit) from the net proceeds of the sale of the units and private placement units in the initial public offering was placed following the closing of the initial public offering;
• “units” are to the public units and the private placement units;
• “warrants” are to our redeemable warrants, which includes the public warrants as well as the placement warrants and any warrants issued upon conversion of working capital loans to the extent they are no longer held by the initial holders or their permitted transferees;
• “we,” “us,” “Company” or “our Company” are to E.Merge Technology Acquisition Corp.;
• “Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm.

v

PART I
Item 1. Business.
Overview
We are an early stage blank check company formed as a Delaware corporation for the purpose of effecting an initial business combination. Since our initial public offering (as described below), we have focused our search for an initial business combination on businesses that may provide significant opportunities for attractive investor returns. Our efforts to identify a prospective target business are not limited to a particular industry or geographic region, although we expect to focus on a target in an industry where we believe our management team’s and founders’ expertise provides us with a competitive advantage, including the software and internet technology industries.
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
We believe the current market dislocation is just starting, and will have profound effects on which technology companies will prevail on Wall Street and on Main Street. The narrow traditional IPO path for technology companies appears to be effectively closed until the market can digest the impact of a massive global economic shutdown. We believe that financial sponsors of high-growth technology companies will look for alternative options to access the public markets. We look to capture this opportunity and evaluate the best risk-reward opportunity to create sustainable long-term stockholder value.
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

The benefits we believe we offer to a target company encompass but are not limited to the following:
•
Expertise in building successful companies
: Our management team has a combined 56 years of Chief Executive Officer leadership experience across both public and private companies, and across both hardware and software firms. They have demonstrated strong track records of success in improving fundamental operational metrics, including revenue and EBITDA growth, and expansion of business lines into new markets and industry verticals. They have also demonstrated expertise in navigating the capital markets, delivering value to public investors as Chief Executive Officers of publicly traded companies, and executing various successful M&A strategies across acquisitions, integrations and spin-offs;
•
Ability to mentor and support exceptional executives
: Our Chairman and
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
•
Maximizing the value of becoming a publicly traded entity
: We are committed to working with management and stockholders who aspire to have their company become a public entity and create substantial wealth. The benefits of transitioning from a private to a public entity may include a broader access to debt and equity providers, liquidity for employees and potential acquisitions, and expanded branding in the marketplace.
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
for determining opportunities.
•
Size
: We target entities whose enterprise value is between $1 billion and $3 billion. We seek companies which have the potential to develop a deep international following, and which we believe offer long-term risk-adjusted return potential;
•
Focus
: We focus on the technology industry, where we have significant experience. We believe our management team’s experience across various technology sectors enables us to scout and evaluate a potential target quickly in order to secure favorable terms, and strategize appropriate post-transaction operational improvements;
•
Management’s maturity
: We to seek companies with proven and accomplished management teams which are eager to partner with us and march forward together. We continue to spend significant time assessing a company’s leadership and human fabric to ensure that the factors for both a successful combination and post-combination outperformance are in place, and that a target’s management will be aligned with its stakeholders;
•
Operational maturity
: We intend to select companies which have the requisite compliance, financial controls and reporting processes in place and are ready to effectively navigate the complex regulatory environment associated with being a public entity;

•
Growth
: We intend to invest in companies that possess sustainable competitive advantages, and promising substantial room for growth; we look for the existence of strong unit economics and continued potential for additional revenue and cost leadership;
•
Benefit from being public
: We are committed to working with management and stockholders who aspire to have their company become a public entity and generate substantial wealth creation. The potential benefits of transitioning from a private to a public entity include a broader access to debt and equity providers, liquidity for employees and potential acquisitions, and expanded branding in the marketplace;
•
Reputation and market acceptance
: We seek companies with a sizable market share in their segment and the opportunity to achieve market leadership. They should also have defensible proprietary technology and intellectual property rights;
•
Appropriate valuations
: We believe we are rigorous, disciplined, and valuation-centric investors, with a keen understanding of market value. We expect to enter a business combination only if it pairs significant upside potential with limited downside risks.
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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following August 4, 2025, the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds
$700 million as of the prior June 30
th
, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt
securities during the prior three-year period.
Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds
$250 million as of the end of the prior June 30
th
, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds
$700 million as of the prior June 30
th
.
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
Lack of Business Diversification
For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we are focusing our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:
• subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
• cause us to depend on the marketing and sale of a single product or limited number of products or services.

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
Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:
• we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;
• any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or
• the issuance or potential issuance of common stock will result in our undergoing a change of control.

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
If stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:
• conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
• file proxy materials with the SEC.
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

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:
• conduct the redemptions pursuant to Rule
13e-4 and
Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
• file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.
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
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following August 4, 2025, the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds
$700 million as of the prior June 30
th
, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt
during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.
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

Item 1A. Risk Factors.
As a smaller reporting company, we are not required to include risk factors in this Amendment. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:
• we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;
• we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;
• our expectations around the performance of a prospective target business or businesses may not be realized;
• we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;
• our officers and directors may have difficulties allocating their time between our Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;
• we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;
• we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;
• you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;
• trust account funds may not be protected against third party claims or bankruptcy;
• an active market for our public securities’ may not develop and you will have limited liquidity and trading;
• the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and
• our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.
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
In addition, as described elsewhere in this Amendment No. 2, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC
480-10-S99-3A
to its accounting classification of the Public Shares.
In connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of ordinary shares. This presentation contemplates an initial business combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company.
As described elsewhere in this Amendment, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, offering costs associated with derivative warrant liabilities, common stock subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Periods.
As described in Item 9A. “Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form
S-3
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

Item 6. Reserved.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “us,” “our” or “we” refer to E.Merge Technology Acquisition Corp.. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.
In this Amendment No. 2, we are restating (i) the Post IPO Balance Sheet, as previously restated in the First Amended Filing, (ii) the unaudited financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, as previously restated in the First Amended Filing, and (iii) the financial statements included in our Original Filing as previously restated in the First Amended Filing.
We have
re-evaluated
our application of ASC
480-10-S99-3A
to our accounting and classification of the Public Shares, issued as part of the units sold in the initial public offering on August 4, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that we will not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to such re-evaluation,
our management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation contemplates an initial business combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of our Company.
On December 22, 2021, the Audit Committee concluded, after discussion with the Company’s management and consultation with Withum, our independent registered accounting firm, that our previously issued (i) Post IPO Balance sheet, as previously restated in the First Amended Filing, (ii) the unaudited financial statements for the quarterly period ended September 30, 2020, as previously restated in the First Amended Filing, (iii) the financial statements as of and for the year ended December 31, 2020 as previously restated in the First Amended Filing, (iv) unaudited financial statements included in our Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021, filed with the SEC on July 14, 2021 and (v) unaudited financial statements included in our Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021, should be restated to report all Public Shares as temporary equity and the Company also determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock should no longer be relied upon. As such, the Company is restating the financial statements for the Affected Periods in 2020 herein and intends to restate the financial statements for the Affected Periods in 2021 in the Q3 Form
10-Q/A.
The restatement does not have an impact on our cash position.
Our management has concluded that in light of the classification error described above, a material weakness exists in our internal control over financial reporting and that our disclosure controls and procedures were not effective.
In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to our internal controls around the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Amendment No. 2.
The restatement is more fully described in Note 2 of the notes to the financial statements included herein.
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
Effective with the closing of our initial public offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.
Net Income (Loss) per Common Share
We comply with accounting and disclosure requirements of the Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share.” We have two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average number of common stock outstanding for the respective period.
We did not consider the effect of the warrants issued in connection with the initial public offering and the private placement in the calculation of diluted income (loss) per share of common stock because their exercise is contingent upon future events. As a result, diluted net income (loss) per s is the same as basic net income (loss) per share of common stock. Accretion associated with the redeemable Class A common stock is excluded from income (loss) per share of common stock as the redemption value approximates fair value.
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
under the Exchange Act. Due to a material weakness in our internal control over financial reporting over the accounting for complex transactions, which resulted in the restatement of the our financial statements as described in the Explanatory Note to this Amendment No. 2, the Certifying Officers concluded that our disclosure controls were not effective as of December 31, 2020. Based upon that evaluation, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Warrants as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as December 31, 2020.
Management’s Report on Internal Controls over Financial Reporting
This Amendment does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Restatement of Previously Issued Financial Statements
We restated our prior position on accounting for complex financial instruments and concluded that our previously issued financial statements as of and for the period from May 22, 2020 (inception) through December 31, 2020 should not be relied on. However, the non-cash
adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Amendment No. 2 had not yet been identified.
To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
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
The experience of our directors and executive officers is as follows:
S. Steven Singh
, our Chairman since July 30, 2020, previously served as Chief Executive Officer of Concur Technologies, or Concur, from 1998 until Concur was acquired by SAP in 2014. Concur became a disruptive force in travel management with TripLink, its open-booking solution. Post-acquisition by SAP, Mr. Singh stayed on as Chief Executive Officer of Concur until 2017; he was also named to the SAP Global Managing Board and also served as President of SAP’s Business Networks and Applications. Since January 2020, Mr. Singh has been a Managing Director with Madrona Venture Group, which he had worked alongside for years as a strategic director and angel investor. He focuses on next generation B2B and enterprise-related startups, particularly within Machine Learning/Artificial Intelligence, intelligent applications and next-generation cloud infrastructure. Prior to this, from 2017 to 2019, Mr. Singh was a director of Docker, Inc., a developer of container-based software and PaaS services. In 2017, Mr. Singh was appointed Chief Executive Officer, a position he held until 2019. During Mr. Singh’s tenure, Docker transformed from a mostly free open-source offering into a revenue-generating company with 750 paying enterprise customers. He has served on the boards of several private and public companies, notably Clari, a venture-backed revenue operations platform designed to improve productivity, Talend Inc. (Nasdaq: TLND), an open source software solutions provider, DocuSign, Inc. (Nasdaq: DOCU), a cloud-based software suite that automates the agreement process and provides legally binding
e-signatures,
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
Jeff Clarke
, our
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

Guy Gecht
, our
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
Shuo Zhang
, one of our directors since July 30, 2020, has served as a
non-employee director
of Grid Dynamics International, Inc. since 2017. Grid Dynamics is an engineering IT services company with which Chaserg Technology Acquisition Corp. (Nasdaq: CTAC), a blank-check company, consummated its initial business combination in March 2020. She is also managing partner and Chief Executive Officer of Renascia Partners, a boutique advisory firm. Ms. Zhang currently serves on the boards of directors of several other public and private companies, including S.O.I.Tec Silicon on Insulator Technologies SA, a manufacturer of high performance semiconductor materials, Telink Semiconductor Co., Ltd. a fabless integrated circuit design company, and PDF Solutions (Nasdaq:PDFS), a multinational software and engineering services company. She is also actively involved with private venture capital firms in the Silicon Valley and since 2016 has served as China Advisory Partner for Benhamou Global Ventures (BGV). From 2007 to 2015, Ms. Zhang served in various senior management capacities at Cypress Semiconductor, including roles in corporate development, general management and worldwide mobile sales. Ms. Zhang served in different product, marketing and sales management roles in Silicon Light Machines, a subsidiary of Cypress Semiconductor which produces optical components, Agilent Technologies (NYSE:A), a chemical and life sciences diagnostic company, Altera Corporation, a manufacturer of programmable logic devices which was acquired by Intel Corporation in 2015, and LSI Corporation, a designer of software and semiconductors for storage and networking which was acquired by Avago Technologies in 2014. Ms. Zhang holds a B.S. in Electrical Engineering from Zhejiang University and a M.S. in Material Science and Mechanics from Penn State University. She is well-qualified to serve on our Board due to her extensive operational and board experience in the technology, software and internet sectors.

David ibnAle
, one of our directors since July 30, 2020, is a founding and managing partner of Advance Venture Partners, or AVP, a venture capital investment firm focused on the commerce, enterprise technology and media sectors since 2014. Prior to co-founding AVP,
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
Curtis Feeny
, one of our directors since July 30, 2020, has been a Senior Advisor at Peterson Partners, a private equity firm focused on the business services, consumer products, software and internet, healthcare, retail, and financial services sectors since 2020. Since 2017, he has served as Venture Advisor at Voyager Capital, a venture capital investment firm focused on the software, cloud and Big Data Applications sectors where he previously served as a Managing Director, from 2000 to 2017. Prior to his work at Voyager Capital and Peterson Partners, Mr. Feeny served as a Managing Director at Silicon Valley Data Capital, a venture capital firm focused on enterprise data management and synthetic intelligence software, and at Trammell Crow Company, a venture capital firm focused on the commerce, enterprise technology and media sectors, from 2000 to 2006. Mr. Feeny currently serves on the board of CBRE Group, Inc. (NYSE: CBRE), a commercial real estate services company, Ayla Networks Inc., an
Internet-of-Things
solutions provider and Stanford Federal Credit Union, a credit union. Mr. Feeny has been a member of a number of boards, including Staples Inc. (Nasdaq: SPLS), an office retail company, Wise.io, a machine learning services company acquired by GE, AutoGrid Systems, Inc, a predictive energy control company, ClearCare Online, a provider of services to the home healthcare industry, and Sensys Networks, Inc., an urban traffic management company. Mr. Feeny has an M.B.A. from Harvard Business School, and a B.S. in mechanical engineering from Texas A&M University. He is well-qualified to serve on our Board due to his extensive investment and venture experience in the technology, software and internet sectors.
Advisors
Alex Vieux
 is the chief executive officer of Herring International, a Belgian corporation. Over the last 35 years, he has worked with and engaged
C-suite executives
from five continents, scouting disruptive companies later embraced by the markets. Red Herring has ranked the most prominent startups in the global technology industry and featured them in its publication since 1993. Many of the Red Herring “Top 100” end up being acquired or going public. Mr. Vieux started his career at Arthur Andersen/Accenture. Then he co-founded two
technology companies, C•ATS Software and Renaissance Software, both fintech startups that either went public or were sold in the 1990’s. He also founded ETRE, The European Technology Roundtable Exhibition, a yearly forum assembling 800 technology world leaders. He was elected on the board of directors of Tandem Computers and Computer Associates (listed on NYSE) Checkpoint Software, Commerce One, and Qualys (listed on Nasdaq) as well as dozens of private companies. He served as an advisor to Chaserg Technology Acquisition Corp. (Nasdaq: CTAC), a blank-check company which consummated its initial business combination in March 2020, and serves as an advisor to Apex Technology Acquisition Corporation (Nasdaq: APXT), a blank-check company in the process of consummating an initial business combination with AvePoint, Inc., Carney Technology Acquisition Corp. II (Nasdaq: CTAQ), a blank-check company searching for a target business in the technology industry and Epiphany Technology Acquisition Corp. (Nasdaq: EPHY), a blank-check company searching for a target business in the technology industry. A graduate of the Institut d’études politiques de Paris and the French business school HEC, Mr. Vieux also holds a law degree from the Universite de Paris and an M.B.A. from Stanford University, where he was a Fulbright Scholar.

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
We have adopted an audit committee charter, which details the principal functions of the audit committee, including:
• the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;
•
pre-approving all
audit and permitted
non-audit services
to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies
and procedures;
• setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;
• setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
• obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;
• reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation
S-K promulgated
by the SEC prior to us entering into such transaction; and
• reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.
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
• reviewing and approving on an annual basis the corporate goals and objectives relevant to our
Co-Chief Executive
Officers’ compensation, if any is paid by us, evaluating our
Co-Chief Executive
Officers’ performance in light of such goals and objectives and determining and approving the remuneration (if any) of our
Co-Chief Executive
Officers based on such evaluation;
• reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

• reviewing on an annual basis our executive compensation policies and plans;
• implementing and administering our incentive compensation equity-based remuneration plans;
• assisting management in complying with our proxy statement and annual report disclosure requirements;
• approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
• if required, producing a report on executive compensation to be included in our annual proxy statement; and
• reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
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
Code of Ethics
We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters with the SEC and copies are available on our website. You are able to review these documents by accessing our public filings at the SEC’s web site at
 www.sec.gov
. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form
8-K.

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
• each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;
• each of our executive officers and directors that beneficially owns our common stock; and
• all our executive officers and directors as a group.
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

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Percentage of Outstanding Common Stock
E.Merge Technology Sponsor LLC (2)	1,200,000	2.0%	15,000,000	100.0%	21.3%
S. Steven Singh (2)	—		—	—	—
Jeff Clarke (2)	—		—	—	—
Guy Gecht (2)	—		—	—	—
Shuo Zhang (2)	—		—	—	—
David ibnAle (2)	—		—	—	—
Curtis Feeney (2)	—		—	—	—
All executive officers and directors as a group (six individuals)	1,200,000	2.0%	15,000,000	100.0%	21.3%
Linden Capital L.P. (3)	3,354,402	5.5%	—	—	4.4%
Periscope Capital Inc. (4)	3,076,800	5.0%	—	—	4.0%

* less than 1%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o E.Merge Technology Acquisition Corp., 533 Airport Blvd., Suite 400, Burlingame, CA 94010.
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
To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our sponsor, officers, directors or advisors or any affiliate of our sponsor, officers, directors or advisors prior to, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our sponsor, officers, directors or advisors, or our or their affiliates, none of which will be made from the proceeds of this offering held in the trust account prior to the completion of our initial business combination:
• Repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;
• Payment to an affiliate of our sponsor of $15,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support;
• Reimbursement for any
out-of-pocket expenses
related to identifying, investigating and completing an initial business combination; and
• Repayment of
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

Item 14
.
Principal Accountant Fees and Services.
The following is a summary of fees paid or to be paid to Withum, for services rendered.
Audit Fees
. For the period from May 22, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $82,915, for the services Withum performed in connection with our Initial Public Offering, review of the financial information included in our Forms
10-Q
for the respective periods and the audit of our December 31, 2020 financial statements included in this Annual Report on Form
10-K.
Audit-Related Fees.
For the period from May 22, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.
Tax Fees
. For the period from May 22, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.
All Other Fees
. For the period from May 22, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.
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
Opinion on the Financial Statements
We have audited the accompanying balance sheet of E.Merge Technology Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from May 22, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from May 22, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Restatement of Financial Statements
As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to complete a business combination by August 4, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2020.
New York, New York
July 2, 2021, except for the effects of the restatement disclosed in Note 2, as to which the date is January 18, 2022

E.MERGE TECHNOLOGY ACQUISITION CORP.
BALANCE SHEET
DECEMBER 31, 2020
(AS RESTATED – SEE NOTE 2)

ASSETS
Current assets

Cash	$949,852
Prepaid expenses	243,120

Total Current Assets	1,192,972
Cash and investments held in Trust Account	600,119,309

Total Assets	$601,312,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$150,500
Franchise tax payable	84,877
Income taxes payable	7,231

Total Current Liabilities	242,608
Warrant liability	30,820,000
Deferred underwriting fee payable	22,560,000

Total Liabilities	53,622,608

Commitments and contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 60,000,000 shares issued and outstanding at $10.00 per share at redemption value	600,000,000

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,200,000 s hares issued or outstanding (excluding 60,000,000 shares subject to possible redemption)	120
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 15,000,000 shares issued and outstanding	1,500
Additional paid-in capital	—
Accumulated deficit	(52,311,947)

Total Stockholders’ Equity	(52,310,327)

Total Liabilities and Stockholders’ Equity	$601,312,281

The accompanying notes are an integral part of the financial statements.

E.MERGE TECHNOLOGY ACQUISITION CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM MAY 22, 2020 (J) THROUGH DECEMBER 31, 2020
(AS RESTATED – SEE NOTE 2)

Formation and general and administrative expenses	$502,984
Franchise tax	84,877

Loss from operations	(587,861)

Other income (expense):
Interest earned on investments held in Trust Account	119,309

Change in fair value of warrant liability	(6,744,000)
Transaction costs allocable to warrants	(1,299,560)

Other expense, net	(7,924,251)

Loss before provision for income taxes	(8,512,112)
Provision for income taxes	(7,231)

Net loss	$(8,519,343)

Weighted average shares outstanding of Class A common stock	39,807,175

Basic and diluted (loss) per share, Class A	$(0.16)

Weighted average shares outstanding of Class A common stock	14,081,839

Basic and diluted net loss per share, Class B	$(0.16)

The accompanying notes are an integral part of the financial statements.

E.MERGE TECHNOLOGY ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM MAY 22, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(AS RESTAT
E
D – SEE NOTE 2)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – May 22, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsors	—	—	15,007,500	1,501	23,499	—	25,000
Sale of 1,200,000 Placement Units, net of warrant liability	1,200,000	120	—	—	11,523,880	—	11,524,000
Forfeiture of Founder Shares	—	—	(7,500)	(1)	1	—	—
Accretion for Class A common stock to redemption amount	—	—	—	—	(11,547,380)	(43,792,604)	(55,339,984)
Net loss	—	—	—	—	—	(8,519,343)	(8,519,343)

Balance – December 31, 2020	1,200,000	$120	15,000,000	$1,500	$—	$(52,311,947)	$(52,310,327)

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
NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
The Company concluded it should restate its previously issued financial statements by amending Amendment No. 1 to its Annual Report on Form
10-K/A,
filed with the SEC on July 2, 2021, to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with ASC 480, paragraph
10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its Second Amended and Restated Certificate of Incorporation currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than
$5,000,001.
Previously, the Company did not consider redeemable common stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2020 (the “Post-IPO Balance Sheet”) and were restated on the Company’s Annual Report on 10-K for the annual period ended December 31, 2020, which were previously restated in the Company’s Amendment No. 1 to its Annual Report on Form 10-K as filed with the SEC on July 2, 2021 (the “10-K/A Amendment No. 1”), as well as the Quarterly Reports on Form 10-Qs for the quarterly periods ended March 31, 2021 and June 30, 2021, respectively (the “Affected Periods”). These financial statements in this Amendment No. 2 to the Annual Report on Form 10-K/A for the year ended December 31, 2020 restate the Company’s previously issued audited financial statements covering the periods through December 31, 2020. The Company’s unaudited financial statements for the quarterly periods ended March 31, 2021 and June 30, 2021, respectively, will be restated in an amendment to the Company’s Form 10-Q for the quarterly period ended September 30, 2021 to be filed with the SEC.
Impact of the Restatement
The impact of the restatement on the Post IPO Balance Sheet as of August 4, 2020 is presented below.

Balance Sheet as of August 4, 2020 (audited)	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Class A common stock subject to possible redemption	$479,258,330	$42,741,670	$522,000,000
Class A common stock	$547	$(427)	$120
Additional paid-in capital	$6,137,898	$(6,137,898)	$—
Accumulated deficit	$(1,139,945)	$(36,603,345)	$(37,743,290)
Total Stockholders’ Equity (Deficit)	$5,000,001	$(42,741,670)	$(37,741,669)
Number of shares subject to redemption	47,925,833	4,274,167	52,200,000

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

The impact of the restatement on the audited balance sheet as of September 30, 2020 is presented below:

As of September 30, 2020	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Class A common stock subject to possible redemption	554,491,500	45,508,500	600,000,000
Class A common stock	575	(455)	120
Additional paid-in capital	1,715,441	(1,715,441)	—
Accumulated deficit	3,282,486	(43,792,604)	(40,510,118)
Total stockholders’ equity (deficit)	$5,000,002	$(45,508,500)	$(40,508,498)
Number of shares subject to redemption	55,449,150	4,550,850	60,000,000)
The impact of the restatement on the audited balance sheet as of December 31, 2020 is presented below:

Balance Sheet as of December 31, 2020 (audited)	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Class A common stock subject to possible redemption	$542,689,670	$57,310,330	$600,000,000
Class A common stock	$693	$(573)	$120
Additional paid-in capital	$13,517,153	$(13,517,153)	$—
Accumulated deficit	$(8,519,343)	$(43,792,604)	$(52,311,947)
Total Stockholders’ Equity (Deficit)	$5,000,003	$(57,310,330)	$(52,310,327)
Number of shares subject to redemption	54,268,967	5,731,033	60,000,000
The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share of common stock is presented below for the three months ended September 30, 2020:

	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Statement of Operations for the Three Months ended September 30, 2020
Weighted average shares outstanding - Class A common stock	55,821,429	(20,144,505)	35,676,923
Basic and diluted loss per share - Class A common stock	$—	$0.07	$0.07
Weighted average shares outstanding - Class B common stock	15,526,154	(1,919,011)	13,607,143
Basic and diluted loss per share - Class B common stock	$0.21	$(0.14)	$0.07

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share of common stock is presented below for the period ended September 30, 2020:

Statement of Operations For the period From June 4, 2020 (Inception) Through September 30, 2020	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Weighted average shares outstanding - Class A common stock	55,821,429	(31,038,223)	24,783,206
Basic and diluted loss per share - Class B common stock	$—	$0.09	$0.09
Weighted average shares outstanding	15,526,154	(2,089,131)	13,437,023
Basic and diluted loss per share	$0.21	$(0.12)	$0.09
The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share of common stock is presented below for the period ended December 31, 2020:

Statement of Operations for the period May 22, 2020 (inception) through December 31, 2020 (audited)	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Weighted average shares outstanding of Class A common stock	58,388,000	(18,580,825)	39,807,175
Basic and diluted net loss per share, Class A common stock	$—	$(0.16)	$(0.16)
Weighted average shares outstanding of Class B common stock	15,179,830	(1,097,991)	14,081,839
Basic and diluted loss income per share, Class B common stock	$(0.56)	S0.40	$(0.16)
The Company’s statement of stockholders’ equity (deficit) has been restated to reflect the changes to the impact
e
d shareholders’ equity accounts described above.
The impact of the restatement to the previously reported as restated statement of cash flows for the period ended December 31, 2020, is presented below:

Statement of Cash Flows for the period from May 22, 2020 (inception) through September 30, 2020 (unaudited)	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Initial classification of Class A common stock subject to possible redemption	$549,900,330	$(549,900,330)	$—
Change in value of Class A common stock subject to possible redemption	$4,591,170	$(4,591,170)	$—

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

The impact of the restatement to the previously reported as restated statement of cash flows for the period ended December 31, 2020, is presented below:

Statement of Cash Flows for the period from May 22, 2020 (inception) through December 31, 2020 (audited)	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Initial classification of Class A common stock subject to possible redemption	$549,900,330	$(549,900,330)	$—
Change in value of Class A common stock subject to possible redemption	$(7,210,660)	$7,210,660	$—
Going Concern
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 4, 2022 to consummate the proposed Business Combination. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 4, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by August 4, 2022.

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
Cash and Investments Held in Trust Account
The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity
in accordance with ASC Topic 320 “Investments—Debt and Equity Securities.”
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, the 60,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.
Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
At December 31, 2020, the Class A common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$600,000,000
Less:
Proceeds allocated to Public Warrants	(23,600,000)
Class A common stock issuance costs	(31,739,984)
Plus:
Accretion of carrying value to redemption value	55,339,984

Class A common stock subject to possible redemption	$600,000,000

Offering Costs
Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounted to $33,039,544, of which $31,739,984 were charged against the carrying value of Class A common stock upon the completion of the Initial Public Offering and $1,299,560 were expensed to the statement of operations.
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

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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
Net Income (Loss) Per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period.
The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and private placement, since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,400,000 Class A common stock in the aggregate. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value. As of December 31, 2020, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the period presented.
The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except per share amounts):

	For The Period Ended May 22, 2020 (inception) through December 31, 2020
	Class A	Class B
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(6,293,138)	$(2,226,205)
Denominator:
Basic and diluted weighted average shares outstanding	39,807,175	14,081,839
Basic and diluted net loss per share of common stock	$(0.16)	$(0.16)

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
NOTE 4. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold
60,000,000
Units, inclusive of
7,800,000
Units sold to the underwriters on September 4, 2020 upon the underwriters’ election to partially exercise their option to purchase additional Units, at a purchase price of $
10.00
per Unit. Each Unit consists of one share of Class A common stock and one-third
of one redeemable warrant (“Public Warrant”).
Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $
11.50
per share, subject to adjustment (see Note 9).
NOTE 5. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of
1,200,000
Placement Units at a price of $
10.00
per Placement Unit, for an aggregate purchase price of $
12,000,000
. Each Placement Unit consists of one share of Class A common stock (“Placement Share”) and one-third
of one redeemable warrant (each, a “Placement Warrant”). Each whole Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $
11.50
per share. The proceeds from the Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Placement Units and all underlying securities will expire worthless.
NOTE 6. RELATED PARTY TRANSACTIONS
Founder Shares
On June 8, 2020, the Sponsor paid an aggregate of $
25,000
to cover certain offering costs of the Company in consideration for
10,062,500
shares of the Company’s Class B common stock (the “Founder Shares”).
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
basis,
20
% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering and excluding the Placement Units). On September 4, 2020, as a result of the underwriters’ election to partially exercise their option to purchase additional Units,
7,500
Founder Shares were forfeited and
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
Promissory Note — Related Party
On June 8, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $
300,000
. The Promissory Note is
non-interest
bearing and payable on the earlier of (i) December 31, 2020 and (ii) the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $
270,000
was repaid upon the consummation of the Initial Public Offering on August 4, 2020.
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
R
isks and Uncertainties
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
NOTE 8. STOCKHOLDERS’ EQUITY
Preferred Stock
 — The Company is authorized to issue 1,000,000 shares of preferred stock with a par valu
e
 of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
 — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 60,000,000 shares of Class A common stock issued or outstanding, which are subject to possible redemption and therefore classified as temporary equity. Simultaneously with the closing of the Initial Public Offering, we completed the private sale of an aggregate of
1,200,000 units to our sponsor at a purchase price of $10.00 per private placement unit, generating gross proceeds of $12,000,000.
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

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 12. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than the restatement discussed in Note 2.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated July 30, 2020, by and among the Company and Cantor Fitzgerald & Co. and Mizuho Securities USA LLC, as representatives of the several underwriters. (5)

3.1	Second Amended and Restated Certificate of Incorporation. (6)

3.2	By Laws. (1)

4.1	Specimen Unit Certificate. (3)

4.2	Specimen Class A Common Stock Certificate. (2)

4.3	Specimen Warrant Certificate. (2)

4.4	Warrant Agreement, dated July 30, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (5)

4.5	Description of Registered Securities.(7)

10.1	Letter Agreement, dated July 30, 2020, by and among the Company, its officers and directors and the Sponsor. (5)

10.2	Promissory Note, dated June 8, 2020, issued to E.Merge Technology Sponsor LLC. (1)

10.3	Investment Management Trust Agreement, dated July 30, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (5)

10.4	Registration Rights Agreement, dated July 30, 2020, by and among the Company, the Sponsor and Cantor Fitzgerald & Co. (5)

10.5	Administrative Services Agreement, dated July 30, 2020, between the Company and First In Line Enterprises, Inc. (5)

10.6	Unit Subscription Agreement, dated July 30, 2020, by and between the Company and the Sponsor. (5)

10.7	Form of Indemnity Agreement. (2)

10.8	Securities Subscription Agreement, dated June 8, 2020, between the Registrant and E.Merge Technology Sponsor LLC. (1)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase*

101.LAB	Inline XBRL Taxonomy Label Linkbase*

101.PRE	Inline XBRL Definition Linkbase Document*

101.DEF	Inline XBRL Definition Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on July 13, 2020.
(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on July 22, 2020.
(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on July 24, 2020.
(4)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on July 29, 2020.
(5)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on August 5, 2020.
(6)	Incorporated by reference to the Company’s Form 8-K/A, filed with the SEC on August 7, 2020.
(7)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on March 31, 2021.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

January 18, 2022	E.Merge Technology Acquisition Corp.

	By:	/s/ Jeff Clarke
	Name:	Jeff Clarke
	Title:	Co-Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jeff Clarke	Co-Chief Executive Officer, Chief Financial Officer and Director	January 18, 2022
Jeff Clarke	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Guy Gecht	Co-Chief Executive Officer	January 18, 2022
Guy Gecht	(Principal Executive Officer)

/s/ S. Steven Singh	Director	January 18, 2022
S. Steven Singh

/s/ Shuo Zhang	Director	January 18, 2022
Shuo Zhang

/s/ David ibnAle	Director	January 18, 2022
David ibnAle

/s/ Curtis Feeny	Director	January 18, 2022
Curtis Feeny