Form 10-Q/A
period 2021-09-30
E.Merge Technology Acquisition Corp.
filed 2022-01-18
CIK 1814728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2of
the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange Act):     Yes
☒    No
☐
As of January 18, 2022, there were
61,200,000 shares of Class A common stock and 15,000,000 shares of Class B common stock of the registrant issued and outstanding.

E.MERGE TECHNOLOGY ACQUISITION CORP.
Quarterly Report on
Form 10-Q

		Page
PART 1 – FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2021 and for the three months ended September 30, 2020 and for period from May 22, 2020 (Inception) through September 30, 2020	2
	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and for the three months ended September 30, 2020 and for the period from May 22, 2020 (Inception) through September 30, 2020	3
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and for the period from May 22, 2020 (Inception) through September 30, 2020	4
	Notes to Unaudited Condensed Financial Statements (as restated)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24
Item 4.	Control and Procedures	24
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	26
SIGNATURES		27

i

EXPLANATORY NOTE
E.Merge Technology Acquisition Corp. (the “Company,” “ETAC,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form
10-Q/A
for the quarterly period ended September 30, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form
10-Q
for the quarterly period September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 5, 2021 (the “Original Quarterly Report”).
Background of Restatement
All of the shares held by the Company’s public stockholders (the “Public Shares”) contain a redemption feature which provides each holder of such shares with the opportunity to have their shares redeemed, and management has no control over which Public Shares will be redeemed. Accounting Standards Codification (“ASC”)
480-10-S99-3A
provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC
480-10-25-6(b)
provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, management has identified errors made in the historical financial statements where, at the closing of the Company’s initial public offering, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A commons stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity as of the initial public offering date and all subsequent reporting periods.
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
As a result, the Company’s management, together with the audit committee of the Company, determined that the Company’s financial statements and other financial data as of and for the three months ended March 31, 2021 and for the three and six months ended June 30, 2021 should be restated in the Form
10-Q/A
as a result of this error. The three months ended March 31, 2021 and the three and six months ended June 30, 2021 will be restated in Note 2 of this Form
10-Q/A.
These restatements result in a change in the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock. Further, there is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss) but earnings per share was impacted due to a change in presentation relating to the restatements.
The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Form
10-Q/A,
and the financial statements and related financial information contained in the Original Quarterly Report should no longer be relied upon. On December 28, 2021, the Company filed a Current Report on Form
8-K
disclosing the
non-reliance
on the financial statements included in the Original Quarterly Report.
Internal Control Considerations
In connection with the restatement, management has
re-evaluated
the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Form
10-Q,
a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form
10-Q/A.

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
E.MERGE TECHNOLOGY ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$445,319	$949,852
Prepaid expenses	143,967	243,120

Total Current Assets	589,286	1,192,972
Cash and investments held in Trust Account	600,103,396	600,119,309

TOTAL ASSETS	$600,692,682	$601,312,281

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$343,259	$235,377
Income taxes payable	7,618	7,231

Total Current Liabilities	350,877	242,608
Warrant liabilities	14,280,000	30,820,000
Deferred underwriting fee payable	22,560,000	22,560,000

Total Liabilities	37,190,877	53,622,608

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 60,000,000 shares issued and outstanding at $10.00 per share at redemption value as of September 30, 2021 and December 31, 2020	600,000,000	600,000,000
Stockholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,200,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	120	120
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 15,000,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	1,500	1,500
Additional paid-in capital	—	—
Accumulated deficit	(36,499,815)	(52,311,947)

Total Stockholders’ Deficit	(36,498,195)	(52,310,327)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$600,692,682	$601,312,281

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

E.MERGE TECHNOLOGY ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited) RESTATED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount

Balance – January 1, 2021	1,200,000	$120	15,000,000	$1,500	$—	$(52,311,947)	$(52,310,327)
Net income	—	—	—	—	—	11,291,244	11,291,244

Balance – March 31, 2021 (unaudited) – See Note 2 as restated	1,200,000	$120	15,000,000	$1,500	$—	$(41,020,703)	$(41,019,083)
Net (loss)	—	—	—	—	—	(620,504)	(620,504)

Balance – June 30, 2021 (unaudited) – See Note 2 as restated	1,200,000	$120	15,000,000	$1,500	$—	$(41,641,207)	$(41,639,587)
Net income	—	—	—	—	—	5,141,392	5,141,392

Balance – September 30, 2021 (unaudited)	1,200,000	$120	15,000,000	$1,500	$—	$(36,499,815)	$(36,498,195)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND FOR THE PERIOD FROM MAY 22, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020 RESTATED

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance – May 22, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Founder Shares to Sponsor	—	—	15,007,500	1,501	23,499	—	25,000
Net loss	—	—	—	—	—	(1,000)	(1,000)

Balance – June 30, 2020 (unaudited)	—	$—	15,007,500	$1,501	$23,499	$(1,000)	$24,000
Sale of 1,200,000 Placement Units	1,200,000	120	—	—	11,523,880	—	11,524,000
Accretion for Class A co m mon stock to redemption amount	—	—	—	—	(11,547,380)	(43,792,604)	(55,339,984)
Forfeiture of Founder Shares	—	—	(7,500)	(1)	1	—	—
Net income	—	—	—	—	—	3,283,486	3,283,486

Balance – September 30, 2020 (unaudited),—See Note 2 as restated	1,200,000	$120	15,000,000	$1,500	$—	$(40,510,118)	$(40,508,498)

The accompanying notes are an integral part of the condensed financial statements.

E.MERGE TECHNOLOGY ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended September 30,	For the Period from May 22, 2020 (Inception) Through September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$15,812,132	$3,282,486
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(16,540,000)	(4,896,000)
Interest earned on investments held in Trust Account	(102,903)	(42,647)
Transaction costs allocated to warrants	—	1,299,560
Changes in operating assets and liabilities:
Prepaid expenses	99,153	(304,867)
Accounts payable and accrued expenses	107,882	188,833
Income taxes payable	387	1,956

Net cash used in operating activities	(623,349)	(470,679)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	118,816	—
Investment of cash into trust Account	—	(600,000,000)

Net cash provided by (used in) investing activities	118,816	(600,000,000)

Cash Flows from Financing Activities:
Proceeds from promissory note—related party	—	270,000
Payment of offering costs	—	(614,544)
Proceeds from sale of Units, net of underwriting discount paid	—	590,160,000
Proceeds from sale of Placement Units	—	12,000,000
Repayment of promissory note – related party		(270,000)

Net cash provided by Financing Activities	—	601,545,456

Net Change in Cash	(504,533)	1,074,777
Cash – Beginning of period	949,852	—

Cash – End of period	$445,319	$1,074,777

Non-Cash Investing and Financing Activities:
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$25,000

Deferred underwriting fee payable	$—	$22,560,000

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
Transaction costs amounted to $33,039,544, consisting of $9,840,000 of underwriting fees, $22,560,000 of deferred underwriting fees and $639,544 of other offering costs
Following the closing of the Initial Public Offering on August 4, 2020 and the underwriters partial exercise of its over-allotment option on September 4, 2020, an aggregate amount of $600,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Placement Units was placed in a trust account (the “Trust Account”) located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of
Rule 2a-7of
the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.
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

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares and Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00
)
.
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
NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
I
n connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. During the quarter ended September 30, 2021, the Company determined that at the closing of the Company’s Initial Public Offering (including the sale of the shares issued pursuant to the exercise of the underwriters’ overallotment) it had improperly valued its Class A common stock subject to possible redemption at the closing of the Company’s Initial Public Offering and the closing of the sale of common stock pursuant to the exercise of the underwriters’ overallotment, it had improperly classified certain of its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of
$10.00

per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than
$5,000,001
. Management determined that the Class A common stock issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that temporary equity should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock.

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.
There has been no change in the Company’s total assets, liabilities or operating results.
The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of March 31, 2021 (unaudited)
Class A common stock subject to possible redemption	$553,980,910	$46,019,090	$600,000,000
Class A common stock	$580	$(460)	$120
Additional paid-in capital	$2,226,026	$(2,226,026)	$—
Accumulated deficit	$2,771,901	$(43,792,604)	$(41,020,703)
Total stockholders’ equity (deficit)	$5,000,007	$(46,019,090)	$(41,019,083)
Balance Sheet as of June 30, 2021 (unaudited)
Class A common stock subject to possible redemption	$553,360,410	$46,639,590	$600,000,000
Class A common stock	$586	$(466)	$120
Additional paid-in capital	$2,846,520	$(2,846,520)	$—
Accumulated deficit	$2,151,397	$(43,792,604)	$(41,641,207)
Total stockholders’ equity (deficit)	$5,000,003	$(46,639,590)	$(41,639,587)
Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)
Change in value of Class A common stock subject to possible redemption	$11,291,240	$(11,291,240)	$—
Statement of Cash Flows for the Three Months Ended June 30, 2021 (unaudited)
Change in value of Class A common stock subject to possible redemption	$10,670,740	$(10,670,740)	$—
Statement of Operations for the three months ended March 31, 2021 (unaudited)
Weighted average shares outstanding of Class A common stock	60,000,000	1,200,000	61,200,000
Basic and diluted net income per common share, Class A common stock	$—	$0.15	$0.15
Weighted average shares outstanding of Class B common stock	16,200,000	(1,200,000)	15,000,000
Basic and diluted net income (loss) per common share, Class B common stock	$0.70	$(0.55)	$0.15
Statement of Operations for the three months ended June 30, 2021 (unaudited)
Weighted average shares outstanding of Class A common stock	60,000,000	1,200,000	61,200,000
Basic and diluted net loss per common share, Class A common stock	$—	$(0.01)	$(0.01)
Weighted average shares outstanding of Class B common stock	16,200,000	(1,200,000)	15,000,000
Basic and diluted net loss per common share, Class B common stock	$(0.04)	$0.03	$(0.01)
Statement of Operations for the six months ended June 30, 2021 (unaudited)
Weighted average shares outstanding of Class A common stock	60,000,000	1,200,000	61,200,000
Basic and diluted net income per common share, Class A common stock	$—	$0.14	$0.14
Weighted average shares outstanding of Class B common stock	16,200,000	(1,200,000)	15,000,000
Basic and diluted net income (loss) per common share, Class B common stock	$0.66	$(0.52)	$0.14

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

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on
Form10-K/A
for the year ended December 31, 2020 as filed with the SEC on July 2, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on
Form10-K/A
for the year ended December 31, 2020. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods
.
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
The Company accounts for the Warrants in accordance with the guidance contained in ASC815-40under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Placement Warrants (as defined in Not 5) was determined using a Black-Scholes option pricing model. The Public Warrants (as defined in Note 4) for periods where no observable traded price was available are valued using a Monte Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.
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

1
3

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

1
4

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
The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.
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

1
5

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

1
6

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

1
7

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

1
8

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
1
9

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER

30, 2021
(Unaudited)
The Warrants were accounted for as liabilities in accordance with ASC 815-40 and
a
re presented within warrant liabilities on the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the condensed statements of operations.
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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the period ended September 30,

2021.
NOTE 11. SUBSEQUENT EVENTS
The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify subsequent events that would have required recognition or disclosure in the condensed financial statements, other than the restatement discussed in Note 2.

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
Form10-K/A
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock.
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
Net Loss per Common Share
Net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding during the period. We apply the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.
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
Form10-K/A
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
Form10-K/A
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
We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
Under the supervision and with the participation of our management, our audit committee identified, in light of the prior reclassification of warrants from equity to liability, as well as the reclassification of our redeemable Class A common stock as temporary equity, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. See “Part I. Financial Information – Item 4. Controls and Procedures - Evaluation of Disclosure Controls and Procedures.” As a result of such material weakness, the change in accounting for our warrants and redeemable Class A common stock, and other matters raised or that may in the future be raised by the SEC, we may face for the prospect of litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements, any of which claims could result in adverse effects to our business. As of the date hereof, we have no knowledge of any such litigation or dispute.
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
A total of $600,000,000 of the proceeds from the initial public offering (which amount includes $21,000,000 of the underwriters’ deferred discount) and the sale of the Public Unit was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule2a-7under the Investment Company Act.
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

E.MERGE TECHNOLOGY ACQUISITION CORP.

Date: January 18, 2022		/s/ Jeff Clarke
	Name:	Jeff Clarke
	Title:	Co-Chief Executive Officer and Chief Financial Officer
( Principal Executive Officer and Principal Financial and Accounting Officer )

Date: January 18, 2022		/s/ Guy Gecht
	Name:	Guy Gecht
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

27