Form 10-K
period 2021-12-31
E.Merge Technology Acquisition Corp.
filed 2022-03-31
CIK 1814728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
of the Exchange Act).    Yes  ☒    No  ☐
The aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the shares of Class A common stock on June 30, 2021, as reported on the Nasdaq Capital Market was
$585,600,000.
As of March
31
, 2022, there were 61,200,000 shares of Class A common stock, par value $0.0001 per share, and 15,000,000 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report (as defined below), including, without limitation, statements under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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
Unless otherwise stated in this Report, or the context otherwise requires, references to:

•	“amended and restated certificate of incorporation” are to our Second Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on July 30, 2020;

•	“board of directors” or “board” are to the board of directors of the Company;

•	“Class A common stock” are to the Class A common stock of the Company, par value $0.0001 per share;

•	“Class B common stock” are to the Class B common stock of the Company, par value $0.0001 per share;

•	“common stock” are to our Class A common stock and our Class B common stock, collectively;

•	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

•	“DGCL” are to the Delaware General Corporation Law;

•	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	“FINRA” are to the Financial Industry Regulatory Authority;

•
“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof;

•	“GAAP” are to the accounting principles generally accepted in the United States of America;

•	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

•	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

•	“initial public offering” are to the initial public offering that was consummated by the Company on August 4, 2020;

•	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

•	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

•	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

•	“management” or our “management team” are to our officers and directors

•	“Nasdaq” are to the Nasdaq Capital Market;

•	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

•	“private placement shares” are to the shares of our common stock included within the private placement units purchased by our sponsor in the private placement;

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

•	“Registration Statement” are to the Form S-1 initially filed with the SEC on July 13, 2020, as amended;

•	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

•	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

•	“SEC” are to the U.S. Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“sponsor” are to E.Merge Technology Sponsor LLC, a Delaware limited liability company;

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

•
“working capital loan” are to the funds our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan to us, as may be required, in order to finance transaction costs in connection with an initial business combination.

PART I

Item 1.	Business.
Overview
We are a blank check company formed as a Delaware corporation for the purpose of effecting an initial business combination. Since our initial public offering (as described below), we have focused our search for an initial business combination on businesses that may provide significant opportunities for attractive investor returns. Our efforts to identify a prospective target business are not limited to a particular industry or geographic region, although we expect to focus on a target in an industry where we believe our management team’s and founders’ expertise provides us with a competitive advantage, including the software and internet technology industries.
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
The benefits we believe we offer to a target company encompass but are not limited to the following:

•
Expertise in building successful companies
: Our management team has a combined 57 years of Chief Executive Officer leadership experience across both public and private companies, and across both hardware and software firms. They have demonstrated strong track records of success in improving fundamental operational metrics, including revenue and EBITDA growth, and expansion of business lines into new markets and industry verticals. They have also demonstrated expertise in navigating the capital markets, delivering value to public investors as Chief Executive Officers of publicly traded companies, and executing various successful M&A strategies across acquisitions, integrations and spin-offs;

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
, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds
$700 million as of the prior June 30
th
.
Financial Position
With funds available for an initial business combination in the amount of $600,134,436.97 as of December 31, 2021 which amount includes deferred underwriting commission of $22,560,000 and before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

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
Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination
We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2021, the amount in the trust account was approximately $10.00 per public share. The per-share amount
we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and private placement shares and any public shares held by them in connection with the completion of our initial business combination.
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
Limitation on Redemption upon Completion our Initial Business Combination if we Seek Stockholder Approval
Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.
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
We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $228,036 held outside the trust account as of December 31, 2021, although we cannot assure you that there will be sufficient funds for such purpose.
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
We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor is also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to the amounts held outside the trust account ($228,036 and $949,852 as of December 31, 2021 and 2020, respectively) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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
Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by August 4, 2022, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by August 4, 2022, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following August 4, 2022 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.
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
Periodic Reporting and Financial Information
We have registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, will contain financial statements audited and reported on by our independent registered public accountants.
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
We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.
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

•
if the funds held outside of our trust account are insufficient to allow us to operate until at least August 4, 2022, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected;

•	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

•
our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by August 4, 2022;

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

•
there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

•	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

•
we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

•
we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

•
we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

•
our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

•
since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after this our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

•
changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

•
our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine;

•
the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

•
resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless

•
we have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement; Amendment No. 1 and Amendment No. 2 to our annual report on Form
10-K/A
for the year ended December 31, 2020, filed July 2, 2021 and January 18, 2022, respectively; and Amendment No. 1 to our quarterly report for the period ended September 30, 2021 on Form
10-Q/A
filed with the SEC on January 18, 2022.

Item 1B.	Unresolved Staff Comments.
Not applicable.

Item 2.	Properties.
Our executive offices are located at 630 Ramona Street, Palo Alto, CA, 94301, and our telephone number is (619)
736-6855.
The cost for our use of this space is included in the $15,000 per month fee we pay to an affiliate of our sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.
On August 20, 2021, a purported stockholder of our company filed a putative class action and derivative complaint in the United States District Court for the Southern District of New York (the “Complaint”) against us (as a nominal defendant), our sponsor, our directors, executive officers and advisors (collectively, the “Defendants”), captioned Assad v. E.Merge Technology Acquisition Corp., et al.,
No. 1:21-cv-07072 (S.D.N.Y.),
alleging breach of certain provisions of the Investment Company Act (the “Investment Company Act”) and the Investment Advisers Act of 1940 (the “Investment Advisers Act”). The Complaint generally asserts that we are subject to the Investment Company Act because, among other allegations, we invested the proceeds of our initial public offering in securities of the United States government and shares of money market mutual funds. Stemming from this assertion, the Complaint alleges that the contracts pursuant to which certain Defendants purchased our securities and the Company’s amended and restated certificate of incorporation that creates the rights of the Class B common stock violate the Investment Company Act, and that certain of the Defendants breached their fiduciary duties under the Investment Company Act by paying themselves disproportionate “compensation.” The Complaint also asserts that the our advisors breached certain provisions of the Investment Advisers Act. The Complaint generally seeks, among other things, a declaratory judgment stating that we are an investment company under the Investment Company Act and that our advisors are investment advisers within the meaning of the Investment Advisers Act and the Investment Company Act, rescission of contracts whose formation and performance are alleged to violate the Investment Company Act or Investment Advisers Act, enjoining the conversion of any Class B common stock into Class A common stock, and voiding and requiring the return of all Class B common stock, awarding us damages for all compensation paid to the Defendants and awarding costs and expenses incurred in connection with the action. The Defendants believe the claims asserted in the Complaint are without merit and intend to vigorously defend this action.

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
(b) Holders
On March 31, 2022, there were two (2) holders of record of our units, one (1) holder of record of our shares of Class A common stock and one (1) holder of record of our warrants.
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
For the year ended December 31, 2021, we had a net income of $18,117,666, which consists of interest income on investments held in the trust account of $133,944 and changes in fair value of warrant liabilities of $19,396,000, offset by operating costs of $1,412,278.
For the period from May 22, 2020 (inception) through December 31, 2020, we had a net loss of $8,519,343, which consists of operating costs of $587,861, changes in fair value of warrant liabilities of $6,744,000, transaction cost allocated to warrant liabilities of $1,299,560 and a provision for income taxes of $7,231, offset by interest income on investments held in the trust account of $119,309.
Liquidity, Capital Resources, and Going Concern
On August 4, 2020, we consummated our initial public offering of 52,200,000 public units at a price of $10.00 per public unit, at $10.00 per public unit, generating gross proceeds of $522,000,000. Simultaneously with the closing of our initial public offering, we consummated the sale of 1,200,000 private placement units to our sponsor, at a price of $10.00 per private placement unit, generating gross proceeds of $12,000,000.
On September 4, 2020, in connection with the underwriters’ election to partially exercise of their option to purchase additional public units, we consummated the sale of an additional 7,800,000 public units, generating total gross proceeds of $78,000,000.
Following our initial public offering, the partial exercise of the over-allotment option and the sale of the private placement units, a total of $600,000,000 was placed in the trust account. We incurred $33,039,544 in transaction costs, including $9,840,000 of underwriting fees, $22,560,000 of deferred underwriting fees and $639,544 of other offering costs.
For the year ended December 31, 2021, cash used in operating activities was $840,624. Net income of $18,117,666 was impacted by interest earned on marketable securities held in the trust account of $133,936 and changes in fair value of warrant liabilities of $19,396,000. Changes in operating assets and liabilities, which provided $571,646 of cash from operating activities.
For the period from May 22, 2020 (inception) through December 31, 2020, cash used in operating activities was $595,604. Net loss of $8,519,343 was impacted by interest earned on marketable securities held in the trust account of $119,309, changes in fair value of warrant liabilities of $6,744,000 and transaction cost allocated to warrant liabilities of $1,299,560. Changes in operating assets and liabilities, which used $512 of cash from operating activities.

As of December 31, 2021, we had investments of $600,134,437 held in the trust account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. Through December 31, 2021, we have withdrawn $118,808 of interest earned on the trust account for the payment of franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of December 31, 2021, we had cash of $228,036 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.
In order to fund working capital deficiencies or finance transaction costs in connection with our initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units identical to the private placement units, at a price of $10.00 per unit at the option of the lender.
As of December 31, 2021, we had $228,036 in its operating bank accounts and working capital deficit of $343,098. In order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with a working capital loan up to $1,500,000. As of December 31, 2021, there were no amounts outstanding under any working capital loan.
The Company intends to complete an initial business combination by August 4, 2022. However, in the absence of a completed business combination, we may require additional capital. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of an initial business combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we has until August 4, 2022, to consummate an initial business combination. It is uncertain that we will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of our company. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 4, 2022.
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee up to $15,000 for office space, utilities and secretarial and administrative support services. We began incurring these fees on July 30, 2020 and will continue to incur these fees monthly until the earlier of the completion of our initial business combination and our liquidation.
The underwriters are entitled to a deferred fee of $22,560,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete our initial business combination, subject to the terms of the underwriting agreement.

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
Warrant Liability
We account for our warrants in accordance with the guidance contained in Accounting Standards Codification
(“ASC”)815-40
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
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.
Net Income (Loss) Per Common Share
The Company complies with accounting and disclosure requirements of the Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares.
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
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued
ASU2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU2020-06”)
to simplify accounting for certain financial instruments.
ASU2020-06
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
ASU2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We adopted
ASU2020-06
effective January 1, 2021. The adoption of
ASU2020-06
did not have an impact on our financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.
Factors That May Adversely Affect Our Results of Operations
Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Not applicable for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data
This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures.
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Co-Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to our accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
Management’s Report on Internal Controls Over Financial Reporting
As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex financial instruments and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.
This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on August 4, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement as previously restated in Amendment No. 2 to our annual report for the year ended December 31, 2020. In addition, our management has concluded that our controls around the interpretation and accounting for certain complex features of public shares issued by the Company was not effectively designed or maintained resulting in the misclassification of public shares as permanent equity instead of temporary equity and changes to the Company’s net income (loss) per share calculations that have been restated within the amended annual report.
The Co-Chief Executive Officers and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the public shares and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Item 9B.	Other Information.
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
As of the date of the Original Filing, our directors and officers are as follows:

Name	Age	Position
S. Steven Singh	60	Chairman
Jeff Clarke	60	Co-Chief Executive Officer, Chief Financial Officer and Director
Guy Gecht	56	Co-Chief Executive Officer
Shuo Zhang	57	Director
David ibnAle	50	Director
Curtis Feeny	64	Director
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
Advisors
Alex Vieux
is the Chairman and co-founder of Explorer Acquisitions (“Explorer”), a serial SPAC sponsor, and Chief Executive Officer of Herring International, a Belgian corporation. Over the last 35 years, he has worked with and engaged C-suite executives from five continents, scouting disruptive companies later embraced by the markets. Red Herring has ranked the most prominent startups in the global technology industry and featured them in its publication since 1993. Many of the Red Herring “Top 100” end up being acquired or going public. Mr. Vieux started his career at Arthur Andersen LLP (now Accenture plc). Then he co-founded two technology companies, CATS Software, Inc. and Renaissance Software, both fintech startups that either went Public or were sold in the 1990s. He also founded ETRE, The European Technology Roundtable Exhibition, a yearly forum assembling technology world leaders. He was elected on the board of directors of Tandem Computers, Inc. and Computer Associates (listed on NYSE), Checkpoint Software, Commerce One, Inc. (Nasdaq: CMRC) and Qualys, Inc. (Nasdaq: OLYS) as well as dozens of private companies. Mr. Vieux served as an advisor to CTAC and APXT prior to their respective initial business combinations. Mr. Vieux serves as an advisor to ENAC, CTAQ, EPHY, ENTF and BIOS. A graduate of the Institute d’Etudes Politiques and the French business school HEC, Mr. Vieux also holds a law degree from the Universite de Paris and an M.B.A. from Stanford University, where he was a Fulbright Scholar.
Steven Fletcher
is the Chief Executive Officer and co-founder of Explorer. Before co-founding Explorer, Mr. Fletcher advised numerous technology companies on mergers, acquisitions and other strategic transactions in his 24 year career as an investment banker. Mr. Fletcher worked in the Investment Banking Division at Goldman Sachs for more than eight years, where he held a number of leadership roles including head of Information Technology Services banking, head of Systems and Storage banking and head of the Private Placement Group. In 2003, he helped found an investment bank, GCA (formerly known as Savvian LLC), which had grown to approximately 400 professionals at the time of his departure. Mr. Fletcher was a member of GCA’ s U.S. management committee and head of the software group and co-head of the digital media group. He served as an advisor to CTAC and APXT prior to their respective initial business combinations. Mr. Fletcher serves as an advisor to ENAC, CTAQ, EPHY, ENTF and BIOS. He also serves on the board of directors of Lee Enterprises (Nasdaq: LEE), a U.S. media and information company. He holds a B.A. in Economics from UCLA and an M.B.A. in Finance from The Wharton School of the University of Pennsylvania.
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
Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11.	Executive Compensation.
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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our executive officers and directors that beneficially owns our common stock; and

•	all our executive officers and directors as a group.
In the table below, percentage ownership is based on 76,200,000 shares of our common stock, consisting of (i) 61,200,000 shares of our Class A common stock, and (ii) 15,000,000 shares of our Class B common stock, issued and outstanding as of March 31, 2022. On all matters to be voted upon, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one

basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Percentage of Outstanding Common Stock
E.Merge Technology Sponsor LLC (2)	1,200,000	2.0%	15,000,000	100.0%	21.3%
S. Steven Singh (2)	—		—	—	—
Jeff Clarke (2)	—		—	—	—
Guy Gecht (2)	—		—	—	—
Shuo Zhang (2)	—		—	—	—
David ibnAle (2)	—		—	—	—
Curtis Feeney (2)	—		—	—	—
All executive officers and directors as a group (six individuals)	1,200,000	2.0%	15,000,000	100.0%	21.3%
Linden Capital L.P. (3)	3,281,642	5.4%	—	—	4.3%
Aristeia Capital L.L.C. (4)	3,389,646	5.5%	—	—	4.4%

*	less than 1%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o E.Merge Technology Acquisition Corp., 630 Ramona Street, Palo Alto, CA 94301.
(2)
E.Merge Technology Sponsor LLC, our sponsor, is the record holder of the securities reported herein. Each of our officers, directors and advisors is or will be, directly or indirectly, a member of our sponsor. Two of our sponsor’s three managing members, Alex Vieux and Steven Fletcher, are indirectly principals of Explorer Parent LLC. By virtue of these relationships, each of the entities and individuals named in this footnote may be deemed to share beneficial ownership of the securities held of record by our sponsor. Each of them disclaims any such beneficial ownership except to the extent of their pecuniary interest. The business address of each of these entities and individuals is 630 Ramona Street, Palo Alto, CA 94301.

(3)
Theses shares are held for the account of Linden Capital L.P. and one or more separately managed accounts (the “Managed Accounts”). Linden GP LLC is the general partner of Linden Capital L.P. and, in such capacity, may be deemed to beneficially own the shares held by Linden Capital L.P. Linden Advisors LP is the investment manager of Linden Capital L.P. and trading advisor or investment advisor for the managed accounts. Siu Min (Joe) Wong is the principal owner and controlling person of Linden Advisors LP and Linden GP LLC. In such capacities, Linden Advisors LP and Mr. Wong each may be deemed to beneficially own the shares held by each of Linden Capital L.P. and the Managed Accounts. Linden Capital L.P. and Linden GP LLC share voting and dispositive power over 3,058,457 shares. Linden Advisors LP and Mr. Wong share voting and dispositive power over 3,281,642 shares.

(4)
Aristeia Capital, L.L.C. is the investment manager of, and has voting and investment control with respect to the securities described above held by, one or more private investment funds. The address of the principal business of Aristeia Capital, L.L.C. is One Greenwich Plaza, 3
rd
Floor, Greenwich, CT 06830.

Securities Authorized for Issuance under Equity Compensation Plans
None.
Changes in Control
None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
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
To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our sponsor, officers, directors or advisors or any affiliate of our sponsor, officers, directors or advisors prior to, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our sponsor, officers, directors or advisors, or our or their affiliates, none of which will be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination:

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
Audit Fees
. For the year ended December 31, 2021 and the period from May 22, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $77,587 and $82,915, respectively, for the services Withum performed in connection with our Initial Public Offering, review of the financial information included in our Forms
10-Q
for the respective periods and the audit of our December 31, 2020 financial statements included in this Annual Report on Form
10-K.
Audit-Related Fees.
For the year ended December 31, 2021 and for the period from May 22, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.
Tax Fees
. For the year ended December 31, 2021, Withum rendered services to us for tax compliance, tax advice and tax planning for the amount of $5,150. For the period from May 22, 2020 (inception) through December 31, 2020, Withum did not render services to us for tax compliance, tax advice and tax planning.
All Other Fees
. For the year ended December 31, 2021 and for the period from May 22, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.
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
non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibit and Financial Statement Schedules.
(a) The following documents are filed as part of this Report:
(1) Financial Statements

(2) Financial Statements Schedule
All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on on this Report.
(3) Exhibits
We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be obtained on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary.
Not applicable.

E.MERGE TECHNOLOGY ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
E.Merge Technology Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of E.Merge Technology Acquisition Corp. (the “Company”), as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from May 22, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from May 22, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by the close of business on August 4, 2022, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audits of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2020.
New York, New York
March 31, 2022
PCAOB ID Number

E.MERGE TECHNOLOGY ACQUISITION CORP.
BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$228,036	$949,852
Prepaid expenses	84,887	243,120

Total Current Assets	312,923	1,192,972
Cash and investments held in Trust Account	600,134,437	600,119,309

TOTAL ASSETS	$600,447,360	$601,312,281

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$656,021	$235,377
Income taxes payable	—	7,231

Total Current Liabilities	656,021	242,608
Warrant liabilities	11,424,000	30,820,000
Deferred underwriting fee payable	22,560,000	22,560,000

Total Liabilities	34,640,021	53,622,608

Commitments and Contingencies
Class A common stock subject to possible redemption, 60,000,000 s hares issued and outstanding at redemption value of $10.00 per share as of December 31, 2021 and 2020	600,000,000	600,000,000
Stockholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,200,000 shares issued and outstanding as of December 31, 2021 and 2020 (excluding 60,000,000 shares subject to possible redemption)	120	120
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 15,000,000 shares issued and outstanding as of December 31, 2021 and 2020	1,500	1,500
Additional paid-in capital	—	—
Accumulated deficit	(34,194,281)	(52,311,947)

Total Stockholders’ Deficit	(34,192,661)	(52,310,327)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$600,447,360	$601,312,281

The accompanying notes are an integral part of the financial statements.

E.MERGE TECHNOLOGY ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from May 22, 2020 (Inception) Through December 31,
	2021	2020
Formation and general and administrative expenses	$1,412,278	$587,861

Loss from operations	(1,412,278)	(587,861)
Other income (expense):
Interest earned on investments held in Trust Account	133,944	119,309
Change in fair value of warrant liabilities	19,396,000	(6,744,000)
Transaction cost related to warrant liabilities	—	(1,299,560)

Other income (expense), net	19,529,944	(7,924,251)
Income (Loss) before income taxes	18,117,666	(8,512,112)
Provision for income taxes	—	(7,231)

Net income (loss)	$18,117,666	$(8,519,343)

Weighted average shares outstanding of Class A common stock	61,200,000	39,807,175

Basic and diluted income (loss) per share, Class A common stock	$0.24	$(0.16)

Weighted average shares outstanding of Class B common stock	15,000,000	14,081,839

Basic and diluted net income (loss) per share, Class B common stock	$0.24	$(0.16)

The accompanying notes are an integral part of the financial statements.

E.MERGE TECHNOLOGY ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – May 22, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	15,007,500	1,501	23,499	—	25,000
Sale of 1,200,000 Private Placement Units	1,200,000	120	—	—	11,523,880	—	11,524,000
Accretion for Class A common stock to redemption value	—	—	—	—	(11,547,380)	(43,792,604)	(55,339,984)
Forfeiture of Founder Shares	—	—	(7,500)	(1)	1	—	—
Net loss	—	—	—	—	—	(8,519,343)	(8,519,343)

Balance – December 31, 2020	1,200,000	120	15,000,000	1,500	—	(52,311,947)	(52,310,327)
Net income	—	—	—	—	—	18,117,666	18,117,666

Balance – December 31, 2021	1,200,000	$120	15,000,000	$1,500	$—	$(34,194,281)	$(34,192,661)

The accompanying notes are an integral part of the financial statements.

E.MERGE TECHNOLOGY ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from May 22, 2020 (Inception) Through December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$18,117,666	$(8,519,343)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(19,396,000)	6,744,000
Interest earned on investments held in Trust Account	(133,936)	(119,309)
Transaction costs allocated to warrants	—	1,299,560
Changes in operating assets and liabilities:
Prepaid expenses	158,233	(243,120)
Accounts payable and accrued expenses	420,644	235,377
Income taxes payable	(7,231)	7,231

Net cash used in operating activities	(840,624)	(595,604)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	118,808	—
Investment of cash into trust Account	—	(600,000,000)

Net cash provided by (used in) investing activities	118,808	(600,000,000)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	—	270,000
Payment of offering costs	—	(614,544)
Proceeds from sale of Units, net of underwriting discount paid	—	590,160,000
Proceeds from sale of Placement Units	—	12,000,000
Repayment of promissory note – related party	—	(270,000)

Net cash provided by financing activities	—	601,545,456

Net Change in Cash	(721,816)	949,852
Cash – Beginning of period	949,852	—

Cash – End of period	$228,036	$949,852

Non-Cash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$25,000

Deferred underwriting fee payable	$—	$22,560,000

The accompanying notes are an integral part of the financial statements.

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
As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, searching and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
The Company has August 4, 2022 to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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
Liquidity and Capital Resources
As of December 31, 2021, the Company had $228,036 in its operating bank accounts and working capital deficit of $343,098. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans up to $1,500,000 (see Note 5). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loan.
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
Going Concern
The Company intends to complete a Business Combination by August 4, 2022. However, in the absence of a completed Business Combination, the Company may require additional capital. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 4, 2022, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 4, 2022.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.
Marketable Securities Held in Trust Account
At December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities and money market funds, which primarily invest in U.S. Treasury securities.
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
capital and accumulated deficit.
At December 31, 2021 and 2020, the Class A common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$600,000,000
Less:
Proceeds allocated to Public Warrants	(23,600,000)
Class A common stock issuance costs	(31,739,984)
Plus:
Accretion of carrying value to redemption value	55,339,984

Class A common stock subject to possible redemption	$600,000,000

Offering Costs
Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $33,039,544, of which $31,739,984 were charged to temporary equity upon the completion of the Initial Public Offering and $1,299,560 were expensed to the statements of operations.
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
The Company accounts for the Warrants in accordance with the guidance contained in
ASC815-40
under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheets date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the Placement Warrants (as defined in Note 5) were determined using a Binomial Lattice model. The Public Warrants (as defined in Note 4) for periods where no observable traded price was available are valued using a Monte Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Net Income (Loss) Per Common Share
The Company complies with accounting and disclosure requirements of the Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares.
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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Year Ended December 31, 2021		For the Period from May 22, 2020 (Inception) Through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$14,551,196	$3,566,470	$(6,293,138)	$(2,226,205)
Denominator:
Basic and diluted weighted average shares outstanding	61,200,000	15,000,000	39,807,175	14,081,839

Basic and diluted net income (loss) per common share	$0.24	$0.24	$(0.16)	$(0.16)

Note: As of December 31, 2021, basic and diluted shares are the same as there are no non-redeemable
securities that are dilutive to the stockholders.
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.
Recent Accounting Standards
In August 2020, FASB issued ASU
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
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
Administrative Support Agreement
The Company entered into an agreement, commencing on July 30, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. For the period from May 22, 2020 (inception) through December 31, 2020, the Company incurred and paid $75,000 fees for these services. For the year ended December 31, 2021, the Company incurred and paid $180,000 fees for these services.
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
Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. As of December 31, 2021 and 2020, there were no amounts outstanding under the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES
R
isks and Uncertainties
Management continues to evaluate the impact of global events, including the COVID-19 global pandemic and anticipated or current military conflict, including between Russia and Ukraine, terrorism, sanctions, or other geopolitical events, and has concluded that while it is reasonably possible that the events could have a negative effect on the Company’s financial position, its results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
NOTE 7. STOCKHOLDERS’ EQUITY
Preferred Stock
 — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
 — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 1,200,000 shares of Class A common stock issued and outstanding, excluding 60,000,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

Class
 B Common Stock
 — In June 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 15,000,000 shares of Class B common stock issued and outstanding.
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
NOTE 8. WARRANTS
As of December 31, 2021 and 2020, there were 20,000,000 Public Warrants and 400,000 Private Placement Warrants outstanding, respectively. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
NOTE 9. INCOME TAXES
The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforward	$13,871	$—
Organizational costs/Startup expenses	$360,206	$105,627

Total deferred tax assets	374,077	105,627
Valuation allowance	(374,077)	(105,627)

Deferred tax assets, net of allowance	$—	$—

The income tax provision consists of the following:

	December 31, 2021	December 31, 2020
Federal
Current	$—	$7,231
Deferred	(268,450)	(105,627)
State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	268,450	105,627

Income tax provision	$—	$7,231

As of December 31, 2021 and 2020, the Company had no federal net operating loss carryovers available to offset future taxable income.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from May 22, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $105,627. For the year ended December 31, 2021, the change in the valuation allowance was $268,450.
A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31, 2021	December 31, 2020
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of warrant liability	(22.1)%	(16.6)%
Transaction costs allocable to warrants	0.0%	(3.2)%
Change in valuation allowance	1.1%	(1.2)%

Income tax provision	0.0%	(0.0)%

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
At December 31, 2021, assets held in the Trust Account were comprised of $656 in cash and
$600,133,781 money market funds that primarily invest in U.S. Treasury securities at fair market value. For the year ended December 31, 2021, the Company withdrew $118,808 of interest income from the Trust Account. At December 31, 2020, assets held in the Trust Account were comprised of $399 in cash, $300,107,026 amortized cost in U.S. Treasury Bills and $300,011,884 in U.S. Treasury securities. During the period from May 22, 2020 (inception) through December 31, 2020, the Company did not withdraw any interest income from the Trust Account.
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

The Company had no investments in U.S. Treasury securities held-to-maturity on December 31, 2021.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021	December 31, 2020
Assets:
Investments – U.S. Treasury Securities	1	$—	$300,117,993
Investments – U.S. Treasury Securities Money Market Fund	1	600,133,781	300,011,884
Liabilities:
Warrant Liability – Public Warrants	1	11,200,000	30,200,000
Warrant Liability – Placement Warrants	3	224,000	620,000
The Warrants were accounted for as liabilities in accordance with
ASC815-40
and are presented within warrant liabilities on the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the statements of operations.
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
The following table presents the quantitative information regarding Level 3 fair value measurements:

	December 31, 2021	December 31, 2020
Risk-free interest rate	1.16%	0.43%
Expected term (years)	5.5	5.5
Expected volatility	11.8%	20.3%
Exercise price	$11.50	$11.50
Stock price	$9.84	$10.66

The following table presents the changes in the fair value of
Level
 3 warrant
liabilities
:

	Private Placement	Public	Warrant Liabilities
Fair value as of May 22, 2020 (inception)	$—	$—	$—
Initial measurement on August 4, 2020 (including over-allotment option)	476,000	23,600,000	24,076,000
Transfers to Level 1	—	(18,800,000)	(18,800,000)
Change in fair value	144,000	(4,800,000)	(4,656,000)
Fair value as of December 31, 2020	$620,000	$—	$620,000

Private Placement
Fair value as of January 1, 2021	$620,000
Change in fair value	(396,000)

Fair value as of December 31, 2021	$224,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2020 was $18,800,000. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the year ended December 31, 2021.
NOTE 11. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements and below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated July 30, 2020, by and among the Company and Cantor Fitzgerald & Co. and Mizuho Securities USA LLC, as representatives of the several underwriters. (5)

3.1	Second Amended and Restated Certificate of Incorporation. (6)

3.2	By Laws. (1)

4.1	Specimen Unit Certificate. (3)

4.2	Specimen Class A Common Stock Certificate. (2)

4.3	Specimen Warrant Certificate. (2)

4.4	Warrant Agreement, dated July 30, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (5)

4.5	Description of Registered Securities.(7)

10.1	Letter Agreement, dated July 30, 2020, by and among the Company, its officers and directors and the Sponsor. (5)

10.2	Promissory Note, dated June 8, 2020, issued to E.Merge Technology Sponsor LLC. (1)

10.3	Investment Management Trust Agreement, dated July 30, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (5)

10.4	Registration Rights Agreement, dated July 30, 2020, by and among the Company, the Sponsor and Cantor Fitzgerald & Co. (5)

10.5	Administrative Services Agreement, dated July 30, 2020, between the Company and First In Line Enterprises, Inc. (5)

10.6	Unit Subscription Agreement, dated July 30, 2020, by and between the Company and the Sponsor. (5)

10.7	Securities Subscription Agreement, dated June 8, 2020, between the Registrant and E.Merge Technology Sponsor LLC. (1)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase*

101.LAB	Inline XBRL Taxonomy Label Linkbase*

101.PRE	Inline XBRL Definition Linkbase Document*

101.DEF	Inline XBRL Definition Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on July 13, 2020.
(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on July 22, 2020.

(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on July 24, 2020.
(4)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on July 29, 2020.
(5)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on August 5, 2020.
(6)	Incorporated by reference to the Company’s Form 8-K/A, filed with the SEC on August 7, 2020.
(7)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on March 31, 2021.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2022	E.Merge Technology Acquisition Corp.

	By:	/s/ Jeff Clarke
	Name:	Jeff Clarke
	Title:	Co-Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jeff Clarke	Co-Chief Executive Officer, Chief Financial Officer and Director	March 31, 2022
Jeff Clarke	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Guy Gecht	Co-Chief Executive Officer	March 31, 2022
Guy Gecht	(Principal Executive Officer)

/s/ S. Steven Singh	Director	March 31, 2022
S. Steven Singh

/s/ Shuo Zhang	Director	March 31, 2022
Shuo Zhang

/s/ David ibnAle	Director	March 31, 2022
David ibnAle

/s/ Curtis Feeny	Director	March 31, 2022
Curtis Feeny