Form 10-Q
period 2022-03-31
E.Merge Technology Acquisition Corp.
filed 2022-05-13
CIK 1814728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2ofthe
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
As of May
13,
2022, there were 61,200,000 shares of Class A common stock and 15,000,000 shares of Class B common stock of the registrant issued and outstanding.

E.MERGE TECHNOLOGY ACQUISITION CORP.
Quarterly Report on
Form 10-Q

i

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
E.MERGE TECHNOLOGY ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$146,125	$228,036
Prepaid expenses	132,044	84,887

Total Current Assets	278,169	312,923
Cash and investments held in Trust Account	600,036,322	600,134,437

TOTAL ASSETS	$600,314,491	$600,447,360

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$621,140	$656,021
Advance from related parties	168,671	—

Total Current Liabilities	789,811	656,021
Warrant liabilities	3,468,000	11,424,000
Deferred underwriting fee payable	22,560,000	22,560,000

Total Liabilities	26,817,811	34,640,021

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 60,000,000 shares issued and outstanding at $ 10.00 p er share at redemption value as of March 31, 2022 and December 31, 2021	600,000,000	600,000,000
Stockholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,200,000 shares issued and outstanding (excluding 60,000,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	120	120
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 15,000,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1,500	1,500
Additional paid-in capital	—	—
Accumulated deficit	(26,504,940)	(34,194,281)

Total Stockholders’ Deficit	(26,503,320)	(34,192,661)

TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ DEFICIT	$600,314,491	$600,447,360

The accompanying notes are an integral part of the condensed financial statements.

E.MERGE TECHNOLOGY ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended March 31,
	2022	2021
General and administrative expenses	$318,511	$196,212

Loss from operations	(318,511)	(196,212)
Other income:
Interest earned on investments held in Trust Account	51,852	51,843
Change in fair value of warrant liabilities	7,956,000	11,436,000

Total other income	8,007,852	11,487,843
Income before provision for income taxes	7,689,341	11,291,631
Provision for income taxes	—	(387)

Net income	$7,689,341	$11,291,244

Weighted average shares outstanding of Class A common stock	61,200,000	61,200,000

Basic and diluted net income per share, Class A common stock	$0.10	$0.15

Weighted average shares outstanding of Class B common stock	15,000,000	15,000,000

Basic and diluted net income per share, Class B common stock	$0.10	$0.15

The accompanying notes are an integral part of the condensed financial statements.

E.MERGE TECHNOLOGY ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – January 1, 2022	1,200,000	$120	15,000,000	$1,500	$—	$(34,194,281)	$(34,192,661)

Net incom e	—	—	—	—	—	7,689,341	7,689,341

Balance – March 31, 2022 (unaudited)	1,200,000	$120	15,000,000	$1,500	$—	$(26,504,940)	$(26,503,320)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – January 1, 2021	1,200,000	$120	15,000,000	$1,500	$—	$(52,311,947)	$(52,310,327)
Net incom e	—	—	—	—	—	11,291,244	11,291,244

Balance – March 31, 2021 (unaudited)	1,200,000	$120	15,000,000	$1,500	$—	$(41,020,703)	$(41,019,083)

The accompanying notes are an integral part of the condensed financial statements.

E.MERGE TECHNOLOGY ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$7,689,341	$11,291,244
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(7,956,000)	(11,436,000)
Interest earned on investments held in Trust Account	(51,852)	(51,843)
Changes in operating assets and liabilities:
Prepaid expenses	(47,157)	(14,380)
Accounts payable and accrued expenses	(34,881)	(20,142)
Income tax payable	—	387

Net cash used in operating activities	(400,549)	(230,734)
Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	149,967	—

Net cash provided by investing activities	149,967	—
Cash Flows from Financing Activities:
Advances from related party	168,671	—

Net cash provided by Financing Activities	168,671	—
Net Change in Cash	(81,911)	(230,734)
Cash – Beginning of period	228,036	949,852

Cash – End of period	$146,125	$719,118

The accompanying notes are an integral part of the condensed financial statements.

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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
As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, searching and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Transaction costs amounted to $33,039,544, consisting of $9,840,000 of underwriting fees, $22,560,000 of deferred underwriting fees and $639,544 of other offering costs
Following the closing of the Initial Public Offering on August 4, 2020 and the underwriters partial exercise of its over-allotment option on September 4, 2020, an aggregate amount of $600,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Placement Units was placed in a trust account (the “Trust Account”) located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of
Rule 2a-7ofthe
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
MARCH 31, 2022
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
The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote its Founder Shares (as defined in Note 5), Placement Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.
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
MARCH 31, 2022
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
Liquidity and Capital Resources
As of March 31, 2022, the Company had $146,125 in its operating bank accounts and working capital deficit of $511,642. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans up to $1,500,000 (see Note 5). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loan.
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
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)2014-15,“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 4, 2022, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 4, 2022.
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

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on
Form 10
-K
for the year ended December 31, 2021 as filed with the SEC on March 31, 2022, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.
Marketable Securities Held in Trust Account
At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities and money market funds, which primarily invest in U.S. Treasury securities.

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.
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
capital and accumulated deficit.
At

March 31, 2022 and December 31, 2021, the Class A common stock reflected in
the condensed balance sheets are reconciled in the following table:

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

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
, contingent upon the occurrence of future events,
in the calculation of diluted income (loss) per share, since the exercise price of the warrants is greater than the average market price for the period and therefore, the inclusion of such warrants under the treasury stock method would be anti-dilutive. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$6,175,691	$1,513,650	$9,068,558	$2,222,686
Denominator:
Basic and diluted weighted average stock outstanding	61,200,000	15,000,000	61,200,000	15,000,000

Basic and diluted net income per common stock	$0.10	$0.10	$0.15	$0.15
Note: As of March 31, 2022, basic and diluted shares are the same as there are no non-redeemable
securities that are dilutive to the stockholders.

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal
Deposit

Insurance Corporation Coverage
limit
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
MARCH 31, 2022
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
Administrative Support Agreement
The Company entered into an agreement, commencing on July 30, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. During the three months ended March 31, 2022 and 2021, the Company incurred and paid $45,000 in fees for such services.
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
Advance from Related Party
During the period ended March 31, 2022, the Sponsor paid operating expenses on behalf of the Company. These amounts are reflected on the condensed balance sheet as advance from related party.
The advances are
non-interest
bearing and are payable on demand. At March 31, 2022 the Company had advances owed to the Sponsor in the amount of $168,671. At December 31, 2021, there were no advances owed to the Sponsor.
Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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
Legal Proceedings
On August 20, 2021, a purported stockholder of the Company filed a putative class action and derivative complaint in the United States District Court for the Southern District of New York (the “Complaint”) against the Company (as a nominal defendant), the Sponsor, the Company’s directors, executive officers and advisors (collectively, the “Defendants”), captioned Assad v. E.Merge Technology Acquisition Corp., et al.,
No.1:21-cv-07072(S.D.N.Y.),
alleging breach of certain provisions of the Investment Company Act of 1940 (the “Investment Company Act”) and the Investment Advisers Act of 1940 (the “Investment Advisers Act”). The Complaint generally asserts that the Company is subject to the Investment Company Act because, among other allegations, the Company invested the proceeds of its initial public offering in securities of the United States government and shares of money market mutual funds. Stemming from this assertion, the Complaint alleges that the contracts pursuant to which certain Defendants purchased the Company’s securities and the Company’s Second Amended and Restated Certificate of Incorporation that creates the rights of the Class B common stock violate the Investment Company Act, and that certain of the Defendants breached their fiduciary duties under the Investment Company Act by paying themselves disproportionate “compensation.” The Complaint also asserts that the Company’s advisors breached certain provisions of the Investment Advisers Act. The Complaint generally seeks, among other things, a declaratory judgment stating that the Company is an investment company under the Investment Company Act and that the Company’s advisors are investment advisers within the meaning of the Investment Advisers Act and the Investment Company Act, rescission of contracts whose formation and performance are alleged to violate the Investment Company Act or Investment Advisers Act, enjoining the conversion of any Class B common stock into Class A common stock, and voiding and requiring the return of all Class B common stock, awarding the Company damages for all compensation paid to the Defendants and awarding costs and expenses incurred in connection with the action. The Defendants believe the claims asserted in the Complaint are without merit and intend to vigorously defend this action.
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

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY
Preferred Stock
 — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
 — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 1,200,000 shares of Class A common stock issued and outstanding, excluding 60,000,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.
Class
 B Common Stock
 — In June 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 15,000,000 shares of Class B common stock issued and outstanding.
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
NOTE 8. WARRANTS
As of March 31, 2022 and December 31, 2021, there were 20,000,000 public warrants and 400,000 Private Placement Warrants outstanding, respectively. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
MARCH 31, 2022
(Unaudited)

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

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
At March 31, 2022, assets held in the Trust Account were comprised of $656 in cash, $600,035,666 money market funds that primarily invest in U.S. Treasury securities at fair market value. During the three months ended March 31, 2022, the Company withdrew $149,967 of interest income from the Trust Account.
At December 31, 2021, assets held in the Trust Account were comprised of $656 in cash and$600,133,781 money market funds that primarily invest in U.S. Treasury securities at fair market value.
During
the
three months
ended
March
 31, 2021, the Company
did not
withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Investments – U.S. Treasury Securities Money Market Fund	1	$600,035,666	$600,133,781
Liabilities:
Warrant Liability – Public Warrants	1	3,400,000	11,200,000
Warrant Liability – Placement Warrants	3	68,000	224,000

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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
The following table presents the quantitative information regarding Level 3 fair value measurements:

	March 31, 2022	December 31, 2021
Risk-free interest rate	2.42%	1.16%
Expected term (years)	5.5	5.5
Expected volatility	4.5%	11.8%
Exercise price	$11.50	$11.50
Stock price	$9.90	$9.84
The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of January 1, 2022	$224,000
Change in fair value	(156,000)

Fair value as of March 31, 2022	$68,000

Private Placement
Fair value as of January 1, 2021	$620,000
Change in fair value	(236,000)

Fair value as of March 31, 2021	$384,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the period ended March 31, 2022.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluates subsequent events and transactions that occur after the condensed
balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than describe below, the Company did not identify subsequent events that would have required recognition or disclosure in the condensed financial statements.
On April 1, 2022, the Company issued a promissory note in the principal amount of up to $500,000
(the “Note”)
to the Sponsor. The Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. If the Company completes a business combination, the Company would repay the Note out of the proceeds of the
Trust Account
released to the Company. Otherwise, the Note would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay the Note but no proceeds from the trust account would be used to repay the Note. At the election of the Sponsor, all or a portion of the unpaid principal amount of the Note may be converted into units of the Company at a price of $10.00 per unit (the “Conversion Units”). The Conversion Units and their underlying securities are entitled to the registration rights set forth in the Note. Subsequent to March 31, 2022, the Company has not issued any additional advances.

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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factor section contained in our prospectus in connection with our initial public offering (the “Initial Public Offering”); our quarterly report on Form 10-Q for the period ended March 31, 2021, filed with the U. S. Securities and Exchange Commission (the “SEC”) on July 20, 2021; the Amendment No. 2 to our annual report on Form 10-K/A for the fiscal year ended December 31, 2020, filed with the SEC on January 18, 2022 and our amended quarterly report on form 10-Q/A for the period ended September 30, 2021, filed with the SEC on January 19, 2022 filed the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are a blank check company incorporated on May 22, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination (the “Business Combination”) with one or more businesses. While our efforts to identify a target business may span many industries and regions worldwide, we focus our search for prospects within the software and internet technology industries. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the private placement of the Private Placement Units (as defined below), the proceeds of the sale of our shares in connection with our initial Business Combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.
We expect to continue to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to complete our initial Business Combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2022 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2022, we had a net income of $7,689,341, which consists of a change in the fair value of the warrant liabilities of $7,956,000 and interest income on marketable securities held in the Trust Account of $51,852, offset by general and administrative expenses of $318,511.
For the three months ended March 31, 2021, we had a net income of $11,291,244, which consists of a change in the fair value of the warrant liabilities of $11,436,000 and interest income on marketable securities held in the Trust Account of $51,843, offset by general and administrative expenses of $196,212 and provision for income taxes of $387.

Liquidity and Capital Resources
On August 4, 2020, we consummated our Initial Public Offering of 52,200,000 units (the “Public Units”) at a price of $10.00 per Public Unit, at $10.00 per Public Unit, generating gross proceeds of $522,000,000. Simultaneously with the closing of our Initial Public Offering, we consummated the sale of 1,200,000 private placement units (the “Private Placement Units”) to our Sponsor, at a price of $10.00 per Private Placement Unit, generating gross proceeds of $12,000,000.
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
For the three months ended March 31, 2022, cash used in operating activities was $400,549. Net income of $7,689,341 was affected by a change in the fair value of the warrant liabilities of $7,956,000, interest income on marketable securities held in the Trust Account of $51,852 and changes in operating assets and liabilities, which used $82,038 of cash from operating activities.
For the three months ended March 31, 2021, cash used in operating activities was $230,734. Net income of $11,291,244 was affected by a change in fair value of warrant liabilities of $11,436,000, interest earned on marketable securities held in the Trust Account of $51,843 and changes in operating assets and liabilities, which used $34,135 of cash from operating activities.
As of March 31, 2022, we had investments of $600,036,322 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. Through March 31, 2022, we have withdrawn $149,967 of interest earned on the Trust Account for the payment of franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of March 31, 2022, we had cash of $146,125 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.
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
As of March 31, 2022, we had $146,125 in its operating bank accounts and working capital deficit of $511,642. In order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with a working capital loan up to $1,500,000. As of March 31, 2022, there were no amounts outstanding under any working capital loan.
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
In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)2014-15,“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until August 4, 2022, to consummate an initial business combination. It is uncertain that we will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of our company. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 4, 2022.

Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
under which the warrants that do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify our warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of our placement warrants was determined using a Black-Scholes option pricing model. The public warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation model. For periods subsequent to the detachment of the public warrants from the Public Units, the public warrant quoted market price was used as the fair value as of each relevant date.
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our unaudited condensed balance sheets.
Net Loss per Common Share
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
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

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
On August 20, 2021, a purported stockholder of the Company filed a putative class action and derivative complaint in the United States District Court for the Southern District of New York (the “Complaint”) against the Company (as a nominal defendant), the Sponsor, the Company’s directors, executive officers and advisors (collectively, the “Defendants”), captioned Assad v. E.Merge Technology Acquisition Corp., et al.,
No.1:21-cv-07072(S.D.N.Y.),
alleging breach of certain provisions of the Investment Company Act of 1940 (the “Investment Company Act”) and the Investment Advisers Act of 1940 (the “Investment Advisers Act”). The Complaint generally asserts that the Company is subject to the Investment Company Act because, among other allegations, the Company invested the proceeds of its initial public offering in securities of the United States government and shares of money market mutual funds. Stemming from this assertion, the Complaint alleges that the contracts pursuant to which certain Defendants purchased the Company’s securities and the Company’s Second Amended and Restated Certificate of Incorporation that creates the rights of the Class B common stock violate the Investment Company Act, and that certain of the Defendants breached their fiduciary duties under the Investment Company Act by paying themselves disproportionate “compensation.” The Complaint also asserts that the Company’s advisors breached certain provisions of the Investment Advisers Act. The Complaint generally seeks, among other things, a declaratory judgment stating that the Company is an investment company under the Investment Company Act and that the Company’s advisors are investment advisers within the meaning of the Investment Advisers Act and the Investment Company Act, rescission of contracts whose formation and performance are alleged to violate the Investment Company Act or Investment Advisers Act, enjoining the conversion of any Class B common stock into Class A common stock, and voiding and requiring the return of all Class B common stock, awarding the Company damages for all compensation paid to the Defendants and awarding costs and expenses incurred in connection with the action. The Defendants believe the claims asserted in the Complaint are without merit and intend to vigorously defend this action.
ITEM 1A. RISK FACTORS.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus filed with the SEC on August 3, 2020, Amendment No. 1 and Amendment No. 2 to our annual report on Form 10-K/A for the year ended December 31, 2020, filed July 2, 2021 and January 18, 2022, respectively; and Amendment No. 1 to our quarterly report for the period ended September 30, 2021 on Form 10-Q/A filed with the SEC on January 18, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
We have identified a material weakness in our internal control over financial reporting as of March 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
Under the supervision and with the participation of our management, our audit committee identified, in light of the prior reclassification of warrants from equity to liability, as well as the reclassification of our redeemable Class A common stock as temporary equity, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. See “Part I. Financial Information – Item 4. Controls and Procedures—Evaluation of Disclosure Controls and Procedures.” As a result of such material weakness, the change in accounting for our warrants and redeemable Class A common stock, and other matters raised or that may in the future be raised by the SEC, we may face for the prospect of litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements, any of which claims could result in adverse effects to our business. As of the date hereof, we have no knowledge of any such litigation or dispute.
Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination.
We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, our consummation of a Business Combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications, and any post-Business Combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with the foregoing may be difficult, time consuming and costly. Laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination.
On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving the special purposes acquisition companies (the “SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent outbreak of hostilities between the Russian Federation and Ukraine.
In February 2022, the Russian Federation launched a military campaign against Ukraine. In response to these actions, the United States, the European Union and other governmental authorities have imposed a series of sanctions and penalties upon Russia and certain of its political and business leaders, and may impose additional sanctions and penalties, which restrict the ability of companies throughout the world to do business with Russia. In addition, a number of companies throughout the world who were not directly restricted by those sanctions have voluntarily elected to cease doing business with companies affiliated with Russia and it is anticipated that Russia will retaliate with its own restrictions and sanctions. It is expected that these events will have an impact upon, among other things, financial markets for the foreseeable future and may lead to increased and price volatility for publicly traded securities, including ours. If the disruptions caused by these events continue for an extended period of time, our ability to search for a business combination or finance such business combination, and the business, operations and financial performance of any target business with which we ultimately consummate a business combination, may be materially adversely affected.
Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a business combination
Recent increases in inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

E.MERGE TECHNOLOGY ACQUISITION CORP.

Date: May 13, 2022		/s/ Jeff Clarke
	Name:	Jeff Clarke
	Title:	Co-Chief Executive Officer and Chief Financial Officer
( Principal Executive Officer and Principal Financial and Accounting Officer )

Date: May 13, 2022		/s/ Guy Gecht
	Name:	Guy Gecht
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)