Form 10-Q
period 2022-06-30
E.Merge Technology Acquisition Corp.
filed 2022-08-15
CIK 1814728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act):    Yes  ☒    No  ☐
As of August 15, 2022, there
were 33,977,980 shares of Class A common stock and 15,000,000 shares of Class B common stock of the registrant issued and outstanding.

E.MERGE TECHNOLOGY ACQUISITION CORP.
Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
E.MERGE TECHNOLOGY ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$1,291,030	$228,036
Prepaid expenses	82,249	84,887

Total Current Assets	1,373,279	312,923
Cash and investments held in Trust Account	600,786,365	600,134,437

TOTAL ASSETS	$602,159,644	$600,447,360

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$711,508	$656,021
Income taxes payable	162,963	—
Advance from related parties	8,714	—

Total Current Liabilities	883,185	656,021
Warrant liabilities	2,652,000	11,424,000
Mandatorily redeemable Class A common stock liability	272,521,093	—
Convertible note - extension note	688,800	—
Convertible note - related party	301,000	—
Deferred underwriting fee payable	22,560,000	22,560,000

Total Liabilities	299,606,078	34,640,021

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 32,777,980 and 60,000,000 shares issued and outstanding at approximately $10.04 and $10.00 per share redemption value as of June 30, 2022 and December 31, 2021, respectively.	329,201,052	600,000,000
Stockholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,200,000 shares issued and outstanding (excluding 27,222,020 and 0 mandatorily redeemable shares and 32,777,980 and 60,000,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021, respectively	120	120
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 15,000,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1,500	1,500
Additional paid-in capital	—	—
Accumulated deficit	(26,649,106)	(34,194,281)

Total Stockholders’ Deficit	(26,647,486)	(34,192,661)

TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ DEFICIT	$602,159,644	$600,447,360

The accompanying notes are an integral part of the unaudited condensed financial statements.

E.MERGE TECHNOLOGY ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

General and administrative expenses	$562,530	$238,089	$881,041	$434,301

Loss from operations	(562,530)	(238,089)	(881,041)	(434,301)
Other income (expense):
Interest earned on investments held in Trust Account	830,043	25,585	881,895	77,428
Change in fair value of warrant liabilities	816,000	(408,000)	8,772,000	11,028,000
Change in fair value of Convertible note - related party	199,000	—	199,000	—
Change in fair value of Convertible note - extension note	458,430	—	458,430	—
Interest on mandatorily redeemable Class A common stock liability	573,114	—	573,114	—
		—		—

Total other income (expense), net	2,876,587	(382,415)	10,884,439	11,105,428
Income (Loss) before provision for income taxes	2,314,057	(620,504)	10,003,398	10,671,127
Provision for income taxes	(162,963)	—	(162,963)	(387)

Net income (loss)	$2,151,094	$(620,504)	$9,840,435	$10,670,740

Weighted average shares outstanding, Class A common stock	59,937,484	61,200,000	60,557,533	61,200,000

Basic and diluted net income (loss) per share, Class A common stock	$0.03	$(0.01)	$0.13	$0.14

Weighted average shares outstanding, Class B common stock	15,000,000	15,000,000	15,000,000	15,000,000

Basic and diluted net income (loss) per share, Class B common stock	$0.03	$(0.01)	$0.13	$0.14

The accompanying notes are an integral part of the unaudited condensed financial statements.

E.MERGE TECHNOLOGY ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – January 1, 2022	1,200,000	$120	15,000,000	$1,500	$—	$(34,194,281)	$(34,192,661)
Net income	—	—	—	—	—	7,689,341	7,689,341

Balance – March 31, 2022 (unaudited)	1,200,000	120	15,000,000	1,500	—	(26,504,940)	(26,503,320)
Mandatorily redeemable Class A common stock liability	—	—	—	—	—	(573,114)	(573,114)
Change in value of Class A common stock subject to redemption	—	—	—	—	—	(1,722,146)	(1,722,146)
Net income	—	—	—	—	—	2,151,094	2,151,094

Balance – June 30, 2022 (unaudited)	1,200,000	$120	15,000,000	$1,500	$—	$(26,649,106)	$(26,647,486)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – January 1, 2021	1,200,000	$120	15,000,000	$1,500	$—	$(52,311,947)	$(52,310,327)
Net income	—	—	—	—	—	11,291,244	11,291,244

Balance – March 31, 2021 (unaudited)	1,200,000	120	15,000,000	1,500	—	(41,020,703)	(41,019,083)
Net loss	—	—	—	—	—	(620,504)	(620,504)

Balance – June 30, 2021 (unaudited)	1,200,000	$120	15,000,000	$1,500	$—	$(41,641,207)	$(41,639,587)

The accompanying notes are an integral part of the unaudited condensed financial statements.

E.MERGE TECHNOLOGY ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months Ended June 30,
	2022	2021

Cash Flows from Operating Activities:
Net income	$9,840,435	$10,670,740
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(8,772,000)	(11,028,000)
Change in fair value of Convertible note - related party	(199,000)	—
Change in fair value of Convertible note - extension note	(458,430)	—
Interest expense on mandatorily redeemable Class A common stock liability	(573,114)	—
Interest earned on investments held in Trust Account	(881,895)	(77,420)
Changes in operating assets and liabilities:
Prepaid expenses	2,638	33,823
Accounts payable and accrued expenses	55,486	(6,942)
Income tax payable	162,963	387

Net cash used in operating activities	(822,916)	(407,412)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	229,967	118,808

Net cash (used in) provided by investing activities	229,967	118,808

Cash Flows from Financing Activities:
Advances from related party	18,671	—
Repayment of advances from related party	(9,957)	—
Proceeds from Convertible note - extension note	1,147,229	—
Proceeds from Convertible note - related party	500,000	—

Net cash provided by Financing Activities	1,655,943	—

Net Change in Cash	1,062,994	(288,604)
Cash – Beginning of period	228,036	949,852

Cash – End of period	$1,291,030	$661,248

Supplementary cash flow information:
Cash paid for income taxes	$(229,967)	$—

Non-cash investing and financing activities:

Mandatorily redeemable Class A common stock liability	$272,521,093	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, searching and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.
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

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share-amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.
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
The Company
had
until September 4, 2022 to complete a Business Combination (the “Combination Period”). In order to further extend the Combination Period from September 4, 2022 to November 4, 2022, an additional $1,147,229 (or $0.035 per Public Share that was not redeemed in connection with the Special Meeting (defined below)) will be deposited into the Company’s Trust Account for each month as described below. If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
Proxy Statement and Extension
On June 28, 2022, the Company convened its special meeting in lieu of an annual meeting of stockholders (the “Special Meeting”) virtually, with respect to the voting on the proposal to extend the date by which the Company must complete its Business Combination from August 4, 2022 to November 4, 2022. A total of 56,410,862 shares of the Company’s Class A common stock and Class B common stock, or 94% of the Company’s outstanding common stock as of May 25, 2022, the record date for the Special Meeting, were represented virtually or by proxy at the Special Meeting. In connection with the Extension Amendment, shareholders holding 27,222,020 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the Trust Account (the “Extension Redemption”). On June 30, 2022 and July 1, 2022, the Company paid from the Trust Accounts an aggregate amount of $272,557,390, or approximately $10.01 per share to redeeming shareholders in the Extension Redemption. For each one-month extension, the Sponsor agreed to contribute, as a loan, to the Company $1,147,229 or approximately $0.035 per share for each Public Share not redeemed in connection with the Extension Amendment (the “Contribution”). Monthly Contributions in the amount of $1,147,229 are payable monthly through the Company’s extension date in November 2022 (if the Sponsor fully extends the term the Company has to complete an initial Business Combination). For the six months ended June 30, 2022, $1,147,229 was borrowed under the Promissory Notes (see Note 5) and deposited in the Trust Account.
Liquidity, Capital Resources and Going Concern
As of June 30, 2022, the Company had $1,291,030 in its operating bank accounts
($143,801 is available to the Company for working capital purposes, while $1,147,229 is an extension payment entered to on June 28, 2022 that was
deposited into the trust account on July 1, 2022) and a working capital deficit of $445,687. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans up to $1,500,000 (see Note 5). As of June 30, 2022, there were $500,000 principal outstanding under a promissory note due to the Sponsor (See Note 5.)
In order to fund working capital deficiencies or finance transaction costs in connection with our initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. The Company intends to complete an initial Business Combination by November 4, 2022. However, in the absence of a completed business combination, we may require additional capital. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of an initial Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board (“FASB”)’s ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until November 4, 2022, to consummate an initial Business Combination. It is uncertain that we will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of our company. Management has determined that the liquidity condition and mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 4, 2022.
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

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Restricted cash refers to money that is held for a specific purpose, meaning it’s not available for immediate or general business use
.
Investments Held in Trust Account
At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury securities.

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Since the Company’s shares of Class A common stock subject to mandatory redemption have a fixed redemption amount that exceeds the initial fair value and a fixed redemption date, the liability is subsequently accreted to the redemption amount through interest expense. For the three and six-month period ended June 30, 2022 and 2021, there were $573,113 and no amounts accreted through interest expense, respectively. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. As of June 30, 202
2
 and December 31, 2021, 27,222,020 shares and 0 shares of Class A common stock, respectively, were subject to mandatory redemption and presented as a non-current liability measured at redemption amount on the Company’s balance sheets. As of June 30, 2022 and December 31, 2021, 32,777,980 and 60,000,000 shares of Class A common stock subject to possible redemption, respectively, were presented as temporary equity outside of the stockholders’ equity (deficit) section of the Company’s balance sheets. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events
.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.
At June 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$600,000,000
Less:
Proceeds allocated to Public Warrants	(23,600,000)
Class A common stock issuance costs	(31,739,984)
Plus:
Accretion of carrying value to redemption value	55,339,984

Class A common stock subject to possible redemption, December 31, 2021	600,000,000
Plus:
Accretion of carrying value to redemption value	1,722,146
Less:
Redemption	(272,521,094)

Class A common stock subject to possible redemption, June 30, 2022	$329,201,052

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
Convertible Promissory Note
The Company accounts for their convertible promissory note under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for their convertible promissory note. Using the fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as a non-cash gain or loss on the condensed statements of operations.
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
The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the Placement Warrants (as defined in Note 4) was determined using a Binomial Lattice pricing model. The Public Warrants (as defined in Note 3) for periods where no observable traded price was available are valued using a Monte Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.
ASC 740-270-25-2 requires that an annual effective tax rate be determined, and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was (7.04) % and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and (1.68%) and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability, change in fair value on the convertible note, change in fair value on the extension loan, gain or loss on redemption of Class A Shares.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Net Income (Loss) Per Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares.
Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of Class A common stock outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 20,400,000 shares of Class A common stock, contingent upon the occurrence of future events, in the calculation of diluted income (loss) per share, since the exercise price of the warrants is greater than the average market price for the period and therefore, the inclusion of such warrants under the treasury stock method would be anti-dilutive. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		Six Months Ended June 30, 2021

	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss)	$1,720,515	$430,578	$(498,358)	(122,146)	$7,886,870	$1,953,564	$8,570,201	$2,100,539
Denominator:
Basic and diluted weighted average stock outstanding	59,937,484	15,000,000	61,200,000	15,000,000	60,557,533	15,000,000	61,200,000	15,000,000

Basic and diluted net income (loss) per common stock	$0.03	$0.03	$(0.01)	(0.01)	$0.13	$0.13	$0.14	$0.14
Note: As of June 30, 2022, basic and diluted shares are the same as there are no-non-redeemable-securities that are dilutive to the stockholders.

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation Coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature
, except for warrant liabilities and convertible notes (see Note 9).
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
JUNE 30, 2022
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
The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property.
Administrative Support Agreement
The Company entered into an agreement, commencing on July 30, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2022, the Company incurred and paid $45,000 and $90,000, respectively, in fees for such services. For the three and six months ended June 30, 2021, the Company incurred and paid $45,000 and $90,000, respectively, in fees for such services.
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
Advance from Related Party
During the period ended June 30, 2022, the Sponsor paid operating expenses on behalf of the Company. These amounts are reflected on the condensed balance sheet as advance from related party. The advances are non-interest bearing and are payable on demand. At June 30, 2022 the Company had advances owed to the Sponsor in the amount of $8,714. At December 31, 2021, there were no advances owed to the Sponsor.
Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.
Convertible Promissory Note
On April 1, 2022, the Company promised to pay to the order of the Sponsor, or its registered assigns or successors in interest or order, the principal sum of up to Five Hundred Thousand Dollars ($500,000.00) in lawful money of the United States of America, on the terms and conditions described below in the form of a promissory note (the “April 2022 Note”). All payments on this April 2022 Note shall be made by check or wire transfer of immediately available funds or as otherwise determined by the Company to such account as the Sponsor may from time to time designate by written notice in accordance with the provisions of this April 2022 Note. Notwithstanding anything contained in this April 2022 Note to the contrary, at the Sponsor’s option, at any time prior to payment in full of the principal balance of this April 2022 Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance of this April 2022 Note into that number of Conversion units, equal to: (x) the portion of the principal amount of the April 2022 Note being converted pursuant to Section 15, divided by (y) $10.00, rounded up to the nearest whole number of units. The Conversion Units shall be identical to the units issued by the Company to the Sponsor in a private placement upon consummation of the Company’s Initial Public Offering. As of June 30, 2022, the convertible April 2022 Note had $500,000 in principal outstanding and recorded a change in fair value of $199,000 gain on the Condensed Statement of Operations.
On June 28, 2022, the Company issued a promissory note (the “June 2022 Note”) in the principal amount of up to $3,441,688 to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to $3,441,688, in connection with the extension of the Company’s time to consummate a Business Combination from August 4, 2022 to November 4, 2022. On June 30, 2022, the Company deposited $1,147,229 of such funds into the Company’s Trust Account, which amount will be included in the pro rata amount distributed to (i) all of the holders of the Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the Company’s initial
Business Combination.
Notwithstanding anything contained in the June 2022 Note to the contrary, at the Sponsor’s option, at any time prior to payment in full of the principal balance of the June 2022 Note, the Sponsor may elect to convert up to $1,000,000 of the unpaid principal balance of the June 2022 Note into that number of Conversion Units, equal to: (x) the portion of the principal amount of the June 2022 Note being converted pursuant to Section 17, divided by (y) $10.00, rounded up to the nearest whole number of units. The Conversion Units shall be identical to the units issued by the Company to the Sponsor in a private placement upon consummation of the Company’s Initial Public Offering. As of June 30, 2022, the convertible extension June 2022 Note had $1,147,229 in principal outstanding and recorded a change in fair value of $458,430 gain on the Condensed Statement of Operations for the three and six months ended June 30,
2022.
Independent Directors Compensation Agreements
On June 26, 2022, the Company entered into agreements with two independent directors, that have two variable clauses for compensation for the event of a Business Combination or Liquidation of the Company. In the event that the Company consummates its Business Combination, the Company will issue to each Independent Director a one-time award of 12,500 shares of Class A common stock of the Company, provided that the Independent Director(s) continues to serve on the board of the Company until the Closing of such Business Combination. In the event that the Company does not consummate its Business Combination, and the Company begins the process of dissolution , the Company will pay the Independent Director a one-time cash payment of $125,000 immediately prior to the dissolution of the Company, provided that the Independent Director serves on the board of the Company at such time. Stock-based compensation would be recognized at the date of Business Combination, or Liquidation, and is considered probable in an amount equal to the number of Class A Shares sold multiplied by fair value at performance occurrence date of the Class A shares (remeasured on each reporting period) per share (unless subsequently modified,) or in the case of Liquidation, $125,000, being paid out to each independent director. As of June 30, 2022, the Company determined that the performance condition has not been completed in respect to the initial Business Combination, or Liquidation, and therefore, no stock-based compensation expense has been recognized.

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
Management continues to evaluate the impact of global events, including the COVID-19global pandemic and anticipated or current military conflict, including between Russia and Ukraine, terrorism, sanctions, or other geopolitical events, and has concluded that while it is reasonably possible that the events could have a negative effect on the Company’s financial position, its results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Legal Proceedings
On August 20, 2021, a purported stockholder of the Company filed a putative class action and derivative complaint in the United States District Court for the Southern District of New York (the “Complaint”) against the Company (as a nominal defendant), the Sponsor, the Company’s directors, executive officers and advisors (collectively, the “Defendants”), captioned Assad v. E.Merge Technology Acquisition Corp., et al., No.1:21-cv-07072 (S.D.N.Y.), alleging breach of certain provisions of the Investment Company Act and the Investment Advisers Act of 1940 (the “Investment Advisers Act”). The Complaint generally asserts that the Company is subject to the Investment Company Act because, among other allegations, the Company invested the proceeds of its Initial Public Offering in securities of the United States government and shares of money market mutual funds. Stemming from this assertion, the Complaint alleges that the contracts pursuant to which certain Defendants purchased the Company’s securities and the Company’s Second Amended and Restated Certificate of Incorporation that creates the rights of the Class B common stock violate the Investment Company Act, and that certain of the Defendants breached their fiduciary duties under the Investment Company Act by paying themselves disproportionate “compensation.” The Complaint also asserts that the Company’s advisors breached certain provisions of the Investment Advisers Act. The Complaint generally seeks, among other things, a declaratory judgment stating that the Company is an investment company under the Investment Company Act and that the Company’s advisors are investment advisers within the meaning of the Investment Advisers Act and the Investment Company Act, rescission of contracts whose formation and performance are alleged to violate the Investment Company Act or Investment Advisers Act, enjoining the conversion of any Class B common stock into Class A common stock, and voiding and requiring the return of all Class B common stock, awarding the Company damages for all compensation paid to the Defendants and awarding costs and expenses incurred in connection with the action. The Defendants believe the claims asserted in the Complaint are without merit and intend to vigorously defend this action.
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

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock
 — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class A Common Stock
 — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022, there were 1,200,000 shares of Class A common stock issued and outstanding, excluding 32,777,980 shares of Class
A common stock subject to possible redemption which are presented as temporary equity and
27,222,020
mandatorily redeemable shares of Class A Common Stock presented as a liability (see Note 10). At December 31, 2021, there were 1,200,000 shares of Class A common stock issued and outstanding, excluding 60,000,000 shares of Class
A common stock subject to possible redemption which are presented as temporary equity.
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption are classified as liability instruments and initially measured at fair value. Since the Company’s shares of Class A common stock subject to mandatory redemption have a fixed redemption amount that exceeds the initial fair value and a fixed redemption date, the liability is subsequently accreted to the redemption amount through interest expense. For the year ended June 30, 2022, $1,722,146 was accreted through interest expense and $573,114 was expensed as interest from mandatorily redeemable Class A common stock liability. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. As of June 30, 2022 and December 31, 2021, 27,222,020 and 0 shares of Class A common stock, respectively, were subject to mandatory redemption and presented as a non-current liability measured at redemption amount on the Company’s balance sheets. As of June 30, 2022 and December 31, 2021, 32,777,980 and 60,000,000 shares of Class A common stock subject to possible redemption, respectively, were presented as temporary equity outside of the stockholders’ equity (deficit) section of the Company’s balance sheets. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. The change in the carrying value of redeemable Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.
Class B Common Stock
 — In June 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 15,000,000 shares of Class B common stock issued and outstanding.
Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law. The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of Class A common stock outstanding upon the completion of the Initial Public Offering (not including the shares of Class A common stock underlying the Placement Units) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination, any private placement-equivalent units and their underlying securities issued, or to be issued, to any seller in a Business Combination, any private placement equivalent securities issued to the Sponsor or its affiliates upon conversion of loans made to the Company).
NOTE 8. WARRANTS
As of June 30, 2022 and December 31, 2021, there were 20,000,000 Public Warrants and 400,000 Private Placement Warrants outstanding, respectively. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
JUNE 30, 2022
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

If and when the warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of shares of Class A common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification.
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
NOTE 9. FAIR VALUE MEASUREMENTS
The Company follows the guidance in ASC 820 for its financial assets and liabilities that are measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are measured and reported at fair value at least annually.
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
JUNE 30, 2022
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
The Company’s portfolio of investments held in the trust account presented at fair value is comprised of investments in money market funds that invest in U.S. government securities. The fair value for trading securities is determined using quoted market prices in active markets and are presented at fair value.
At June 30, 2022, assets held in the Trust Account were comprised of $136,358,695 in cash

and
$464,505,709 money market funds that primarily invested in U.S. Treasury securities at fair market value. During the six months ended June 30, 2022, the Company withdrew $229,967 of interest income from the Trust Account. $272,521,094 was subsequently withdrawn from the Trust Accounts for the redemption that was voted on June 28, 2022 (see Note 10).
At December 31, 2021, assets held in the Trust Account were comprised of $656 in cash and $600,133,781 money market funds that primarily invested in U.S. Treasury securities at fair market value. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Investments – U.S. Treasury Securities Money Market Fund	1	$464,505,709	$600,133,781
Liabilities:
Warrant Liability – Public Warrants	1	2,600,000	11,200,000
Warrant Liability – Placement Warrants	3	52,000	224,000
Convertible Promissory Note	3	688,800	—
Convertible Extension Note	3	301,000	—

E.MERGE TECHNOLOGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
The following table presents the quantitative information regarding Level 3 fair value measurements:

	June 30, 2022	December 31, 2021
Risk-free interest rate	2.97%	1.16%
Expected term (years)	5.5	5.5
Expected volatility	4.0%	11.8%
Exercise price	$11.50	$11.50
Stock price	$9.99	$9.84
The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of January 1, 2022	$224,000
Change in fair value	(156,000)

Fair value as of March 31, 2022	68,000
Change in fair value	(16,000)

Fair value as of June 30, 2022	$52,000

Private Placement
Fair value as of January 1, 2021	$620,000
Change in fair value	(236,000)

Fair value as of March 31, 2021	384,000
Change in fair value	8,000

Fair value as of June 30, 2021	$392,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the period ended June 30, 2022.
At June 30, 2022, the Convertible Promissory Note and Convertible Extension noted were valued using a scenario-based method, which is considered to be a Level 3 fair value measurement. The scenario-based simulation model’s primary input is the 60% probability of a de-SPAC transaction. Since the Convertible Notes does not accrue interest and would not be exercised prior to the consummation of a transaction, the Company assumed the value of the Convertible Notes in the De-SPAC transaction scenario would simply equal the as-converted value. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The fair value of the Convertible Extension Note as of June 30, 2022, was $688,800, which resulted in a change in fair value of the Convertible Extenstion Note of $458,429 recorded in the condensed consolidated statement of operations for the three months ended June 30, 2022. The fair value of the Convertible Promissory Note as of June 30, 2022, was $301,000, which resulted in a change in fair value of the Convertible Promissory Note of $199,000 recorded in the condensed consolidated statement of operations for the three months ended June 30, 2022.
The following table presents the quantitative information regarding the Convertible Extension Note and Convertible Promissory Note:

June 30, 2022
Discount Rate	5.3%
Time to De-Spac	0.3
Probability of Transaction	60.00%
Exercise price	$10.00
Stock price	$9.99
The following table presents the changes in the fair value of Convertible Extension Note:

Private Placement
Proceeds received through Convertible note—extension note	$1,147,229
Change in fair value	(458,429)

Fair value as of June 30, 2022	$688,800

The following table presents the changes in the fair value of the Convertible Promissory Note:

Private Placement
Proceeds received through Convertible note—related party	$500,000
Change in fair value	(199,000)

Fair value as of June 30, 2022	$301,000

NOTE 10. SUBSEQUENT EVENTS
The
Company evaluates subsequent events and transactions that occur after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, except for the below, the Company did not identify subsequent events that would have required recognition or disclosure in the condensed financial statements.
On June 28, 2022, the Company convened the Special Meeting virtually, with respect to the voting on the proposal to extend the date by which the Company must complete its Business Combination from August 4, 2022 to September 4, 2022. In connection with its solicitation of proxies in connection with the extension proposal, the Company was required to permit its public shareholders to redeem their shares of Class A common stock. Of the 60,000,000 shares of Class A common stock outstanding with redemption rights, the holders of 27,222,020 shares of Class A common stock elected to redeem their shares at a per share redemption price of approximately $10.01. As a result, approximately $272.5 million was to be removed from the Trust Account to pay such holders and approximately $328.1 million remained in the Trust Account. As of June 30, 2022, the Company transferred $136,278,695 into cash from the Trust Account and held with the escrow agent, and the second trust transferred $136,278,695 to the trust and escrow agent on July 1, 2022. The redemption cash payments were paid to shareholders on July 5, 2022, therefore, the Company has a mandatorily redeemable Class A common stock liability on its balance sheet on June 30, 2022. Following the redemptions, the Company will have 32,777,980 shares of Class A common stock with redemption rights outstanding and contributions in the amount of $1,147,229, or approximately $0.035 per share for each Public Share not redeemed in connection with the extension amendment (the “Contribution”). Monthly Contributions in the amount of $1,147,229 are payable monthly through the Company’s extension date on September 4, 2022 (if the Sponsor fully extends the term the Company has to complete an initial Business Combination). For the six months ended June 30, 2022, $1,147,229 was borrowed under the June 2022 Note (see Note 5) and deposited in the Trust Account on July 1, 2022
.

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
Cautionary Note Regarding Forward-Looking Statements
All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filing with the SEC. All subsequent written oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2022 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on investments held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2022, we had a net income of $2,151,094, which consists of a change in the fair value of the warrant liabilities of $816,000, change in the fair value of the convertible Promissory Note of $199,000, change in the fair value of the convertible extension loan of $458,430, interest expense on mandatorily redeemable class A shares of $573,114 and interest income on investments held in the Trust Account of $830,043, offset by general and administrative expenses of $562,530 and provision for income taxes of $162,963.
For the six months ended June 30, 2022, we had a net income of $9,840,435, which consists of a change in the fair value of the warrant liabilities of $8,772,000, change in the fair value of the convertible Promissory Note of $199,000, change in the fair value of the convertible extension loan of $458,430, interest expense on mandatorily redeemable class A shares of $573,114 and interest income on investments held in the Trust Account of $881,895, offset by general and administrative expenses of $881,041 and provision for income taxes of $162,963.
For the three months ended June 30, 2021, we had a net loss of $620,504, which consists of a change in the fair value of the warrant liabilities of $408,000 and investments general and administrative expenses of $238,089, offset by interest income on investments held in the Trust Account of $25,585.
For the six months ended June 30, 2021, we had a net income of $10,670,740, which consists of a change in the fair value of the warrant liabilities of $11,028,000 and interest income on investments held in the Trust Account of $77,428, offset by general and administrative expenses of $434,301 and provision for income taxes of $387.

Liquidity, Capital Resources and Going Concern
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
For the six months ended June 30, 2022, cash used in operating activities was $822,916. Net income of $9,840,435 was affected by a change in the fair value of the warrant liabilities of $8,772,000 and interest income on investments held in the Trust Account of $881,895, change in the fair value of the convertible promissory note of $199,000, change in the fair value of the convertible extension loan of $458,430, interest expenses on mandatorily redeemable class A shares of $573,114 and changes in operating assets and liabilities, which provided $221,088 of cash from operating activities.
For the six months ended June 30, 2021, cash used in operating activities was $407,412. Net income of $10,670,740 was affected by a change in fair value of warrant liabilities of $11,028,000, interest earned on investments held in the Trust Account of $77,420 and changes in operating assets and liabilities, which provided $27,268 of cash from operating activities.
As of June 30, 2022, we had investments of $601,933,594 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. Through June 30, 2022, we have withdrawn $48,775 of interest earned on the Trust Account for the payment of franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of June 30, 2022, the Company had $1,291,030 in its operating bank accounts ($143,801 is available to the Company for working capital purposes, while $1,147,229 is an extension payment entered to on June 28, 2022 that was deposited into the trust account on July 1, 2022) and a working capital deficit of $445,687. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans up to $1,500,000 (see Note 5). As of June 30, 2022, there were $500,000 principal outstanding under a promissory note due to the Sponsor (See Note 5.)
In order to fund working capital deficiencies or finance transaction costs in connection with our initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. The Company intends to complete an initial Business Combination by November 4, 2022. However, in the absence of a completed business combination, we may require additional capital. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of an initial Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until November 4, 2022, to consummate an initial Business Combination. It is uncertain that we will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of our company. Management has determined that the liquidity condition and mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 4, 2022.

Off-Balance Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.
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
Warrant Liability
We account for our warrants in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815-40 under which the warrants that do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify our warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of our placement warrants was determined using a Binomial Lattice Model. The Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Public Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.
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
Convertible Promissory Note
The Company accounts for their convertible promissory note under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for their convertible promissory note. Using the fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as a non-cash gain or loss on the condensed statements of operations.
Net Loss per Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares.
Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of Class A common stock outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 20,400,000 shares of Class A common stock in the calculation of diluted income (loss) per share, since the exercise price of the warrants is greater than the average market price for the period and therefore, the inclusion of such warrants under the treasury stock method would be anti-dilutive. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Changes in Internal Control over Financial Reporting
There was no change, except as noted above and below, in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.
Remediation of a Material Weakness in Internal Control over Financial Reporting
In response to the previously identified material weakness, the Company designed and implemented remediation measures to address the material weakness identified and enhanced its internal control over financial reporting. The Company has enhanced its financial reporting processes to better identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to its financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among the Company’s personnel and third-party professionals with whom management consults regarding complex accounting applications.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
On August 20, 2021, a purported stockholder of the Company filed a putative class action and derivative complaint in the United States District Court for the Southern District of New York (the “Complaint”) against the Company (as a nominal defendant), the Sponsor, the Company’s directors, executive officers and advisors (collectively, the “Defendants”), captioned Assad v. E.Merge Technology Acquisition Corp., et al., No.1:21-cv-07072 (S.D.N.Y.), alleging breach of certain provisions of the Investment Company Act of 1940 (the “Investment Company Act”) and the Investment Advisers Act of 1940 (the “Investment Advisers Act”). The Complaint generally asserts that the Company is subject to the Investment Company Act because, among other allegations, the Company invested the proceeds of its initial public offering in securities of the United States government and shares of money market mutual funds. Stemming from this assertion, the Complaint alleges that the contracts pursuant to which certain Defendants purchased the Company’s securities and the Company’s Second Amended and Restated Certificate of Incorporation that creates the rights of the Class B common stock violate the Investment Company Act, and that certain of the Defendants breached their fiduciary duties under the Investment Company Act by paying themselves disproportionate “compensation.” The Complaint also asserts that the Company’s advisors breached certain provisions of the Investment Advisers Act. The Complaint generally seeks, among other things, a declaratory judgment stating that the Company is an investment company under the Investment Company Act and that the Company’s advisors are investment advisers within the meaning of the Investment Advisers Act and the Investment Company Act, rescission of contracts whose formation and performance are alleged to violate the Investment Company Act or Investment Advisers Act, enjoining the conversion of any Class B common stock into Class A common stock, and voiding and requiring the return of all Class B common stock, awarding the Company damages for all compensation paid to the Defendants and awarding costs and expenses incurred in connection with the action. The Defendants believe the claims asserted in the Complaint are without merit and intend to vigorously defend this action.
ITEM 1A. RISK FACTORS.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus filed with the SEC on August 3, 2020, Amendment No. 1 and Amendment No. 2 to our annual report on Form 10-K/A for the year ended December 31, 2020, filed July 2, 2021 and January 18, 2022, respectively; Amendment No. 1 to our quarterly report for the period ended September 30, 2021 on Form 10-Q/A filed with the SEC on January 18, 2022 and our quarterly report for the period ended March 31, 2021 on Form 10-Q filed with the SEC on May 13, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination.
We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and, potentially, non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial Business Combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination.
On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination.
Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial Business Combination.
Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial Business Combination on acceptable commercial terms or at all.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
There may be significant competition for us to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination.
In recent years, the number of SPACs that have been formed has increased substantially. Many companies have entered into business combinations with SPACs, and there are still many SPACs seeking targets for their initial Business Combination, as well as additional SPACs currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial Business Combination.
In addition, because there are a large number of SPACs seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial Business Combination and may result in our inability to consummate an initial Business Combination on terms favorable to our investors altogether.
The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial Business Combination and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.
On March 30, 2022, the SEC issued the SPAC Rule Proposals relating, among other items, to disclosures in business combination transactions between SPACs such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.
If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.
As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial Business Combination no later than 24 months after the effective date of the IPO Registration Statement.
Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not entered into a definitive agreement within 18 months after the effective date of the IPO Registration Statement or that does not complete its business combination within 24 months after July 30, 2020. We have not entered into a definitive business combination agreement within 18 months after the effective date of our Registration Statement and do not expect to complete our initial Business Combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.
To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.
The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial Business Combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.
In addition, even prior to the 24-month anniversary of the effective date of the Registration Statement, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.
There is substantial doubt about our ability to continue as a “going concern.”
In connection with the Company’s assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us to negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our trust account, raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements included elsewhere in this Report were issued.
We may not be able to complete an initial Business Combination with a U.S. target company since such initial Business Combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.
Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed Business Combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial Business Combination with such business. In addition, if our potential Business Combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial Business Combination. CFIUS may decide to block or delay our initial Business Combination, impose conditions to mitigate national security concerns with respect to such initial Business Combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial Business Combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.
Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.
Our shareholders redeemed a significant portion of their Class A common stock in connection with the extension of our Combination Period, leaving us with significantly less cash in our Trust Account. This makes it much more likely that we will require additional financing in order to consummate our initial Business Combination, which may be unavailable to us on acceptable terms, or at all.
On June 28, 2022, we held a special meeting of stockholders at which our stockholders approved an extension of the Combination Period from August 4, 2022 to November 4, 2022. In connection with such special meeting, stockholders holding 27,222,020 of our Public Shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, $272,521,093.72 (approximately $10.01 per public share) was removed from the Trust Account to pay such holders, and approximately $329,968,094.70 remains in the Trust Account as of August 11, 2022 (including $1,147,229.30 (or $0.035 per Public Share that was not redeemed in connection with the special meeting). This significant reduction in the amount of cash held in our Trust Account has left us with significantly less cash available to us to complete our initial Business Combination. As such, it is highly likely that we will require additional third-party funding (including via private placements or “backstop” or similar arrangements) in order to consummate such Business Combination. Over the past several fiscal quarters, the terms for business combination financings have become very expensive and, in some cases, onerous (including providing for “make whole” or similar investor protections). We may be forced to agree to such terms in order to complete our Business Combination, which could have adverse impacts on the post-Business Combination company. Moreover, it is possible that we may be unable to secure any required financing, which could leave us unable to complete our initial Business Combination and which, in turn, would force us to liquidate.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	Amendment to the Certificate of Incorporation of the Company (incorporated by reference to the Form 8-K filed on July 5, 2022).

10.1	Promissory Note issued to the Sponsor (incorporated by reference to the Form 8-K filed on July 5, 2022).

10.2	Promissory Note of the Company, dated April 1, 2022 (incorporated by reference to the Form 8-K filed on April 4, 2022).

10.3	Director Offer Letter, dated June 27, 2022, by and between the Company and Benjamin Reitzes (incorporated by reference to the Form 8-K filed on June 25, 2022).

10.4	Director Offer Letter, dated June 27, 2022, by and between the Company and Morgan Hermand (incorporated by reference to the Form 8-K filed on June 25, 2022).

10.5	Compensation Agreement, dated May 1, 2022, by and between the Company and Benjamin Reitzes (incorporated by reference to the Form 8-K filed on June 25, 2022).

10.6	Compensation Agreement, dated June 22, 2022, by and between the Company and Morgan Hermand (incorporated by reference to the Form 8-K filed on June 25, 2022).

10.7	Joinder Insider Letter Agreement, dated June 26, 2022, by and between the Company and Benjamin Reitzes and Morgan Hermand (incorporated by reference to the Form 8-K filed on June 25, 2022).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E.MERGE TECHNOLOGY ACQUISITION CORP.

Date: August 15, 2022		/s/ Jeff Clarke
	Name:	Jeff Clarke
	Title:	Co-Chief Executive Officer and Chief Financial Officer
( Principal Executive Officer and Principal Financial and Accounting Officer )

Date: August 15, 2022		/s/ Guy Gecht
	Name:	Guy Gecht
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)